Form 10-K
period 1993-12-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1994-03-31
CIK 19724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                   FORM 10-K
                                ________________


     (Mark one)
       [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1993

                                       OR

       [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to


                         Commission file number 1-7150


                      BELL ATLANTIC - WEST VIRGINIA, INC.

  (Former Name: The Chesapeake and Potomac Telephone Company of West Virginia)


A West Virginia Corporation        I.R.S. Employer Identification No. 54-0142020

          1500 MacCorkle Avenue, S.E., Charleston, West Virginia 25314


                        Telephone Number (304) 343-9911

                                ----------------


Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1) (a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No _____
                                        -----

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                   SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                    on which registered
- --------------------------------------------------    ---------------------
Forty Year 7 1/4% Debentures, due February 1, 2013        New York Stock
                                                             Exchange

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                               TABLE OF CONTENTS


   ITEM NO.                                                            PAGE
   --------                                                            ----
                                     PART I

     1.  Business ....................................................   1
     2.  Properties ..................................................  13
     3.  Legal Proceedings ...........................................  14
     4.  Submission of Matters to a Vote of Security Holders .........  15


                                    PART II

     5.  Market for Registrant's Common Equity and Related
         Stockholder Matters .........................................  15
     6.  Selected Financial Data .....................................  15
     7.  Management's Discussion and Analysis of Results of Operations
         (Abbreviated pursuant to General Instruction J(2))...........  16
     8.  Financial Statements and Supplementary Data .................  21
     9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................  21


                                    PART III

    10.  Directors and Executive Offices of the Registrant ...........  21
    11.  Executive Compensation ......................................  21
    12.  Security Ownership of Certain Beneficial Owners and
         Management ..................................................  21
    13.  Certain Relationships and Related Transactions ..............  21


                                    PART IV

    14.  Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K ....................................................  21

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 24, 1994.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                 PART I

ITEM 1.  BUSINESS

                                    GENERAL

  Bell Atlantic - West Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of West Virginia) (the "Company") is incorporated under the laws of the State of West Virginia and has its principal offices at 1500 MacCorkle Avenue, S.E., Charleston, West Virginia 25314 (telephone number 304-343-9911). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of the American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

  The Company presently serves a territory consisting of two complete Local Access and Transport Areas ("LATAs") and part of a third LATA. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company may provide telephone service.

  The Company provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service
(WATS)/800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers. See "Line of Business Restrictions". The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service. See "Competition - IntraLATA Toll Competition".

  The communications industry is currently undergoing fundamental changes driven by the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged. Although no definitive prediction can be made of the market opportunities these changes will present or whether Bell Atlantic and its subsidiaries, including the Company, will be able successfully to take advantage of these opportunities, Bell Atlantic is positioning itself to be a leading communications, information services and entertainment company.


                                   OPERATIONS

  During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into nine lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, for financial performance and for regulatory matters. The nine LOBs are:

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  The Consumer Services LOB markets communications services to residential
      -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans in the future to market information services and entertainment programming.

  The Carrier Services LOB markets (i) switched and special access to the
      ----------------
Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless customers and other local exchange carriers ("LECs") which resell network connections to their own customers.

  The Small Business Services LOB markets communications and information
      -----------------------
services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

  The Large Business Services LOB markets communications and information
      -----------------------
services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

  The Directory Services LOB manages the provision of (i) advertising and
      ------------------
marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

  The Public and Operator Services LOB markets pay telephone and operator
      ----------------------------
services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

  The Federal Systems LOB markets communications and information technology and
      ---------------
services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

  The Information Services LOB has been established to provide programming
      --------------------
services, including on-demand entertainment, transactions and interactive multimedia applications within the Territory and in selected other markets. See "FCC Regulation and Interstate Rates - Telephone Company Provision of Video Dial Tone and Video Programming".

  The Network LOB manages the technologies, services and systems platforms
      -------
required by the other eight LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including, without limitation, switching, feature development and on-premises installation and maintenance services.

  The Company has been making and expects to continue to make significant capital expenditures on its networks to meet the demand for communications services and to further improve such services. Capital expenditures of the Company were approximately $115 million in 1991, $110 million in 1992, and $100 million in 1993. The total investment of the Company in plant, property and equipment decreased from approximately $1.51 billion at December 31, 1991 to

                      BELL ATLANTIC - WEST VIRGINIA, INC.

approximately $1.46 billion at December 31, 1992, and increased to approximately $1.52 billion at December 31, 1993, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

  The Company is projecting construction expenditures for 1994 at approximately $91 million. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.


                         LINE OF BUSINESS RESTRICTIONS

  The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, (ii) providing information services, (iii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE"), and (iv) entering into any non-telecommunications businesses, in each case without the approval of the D.C. District Court. Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

  In September 1987, the D.C. District Court rendered a decision which eliminated the need for the RHCs to obtain its approval prior to entering into non-telecommunications businesses. However, the D.C. District Court refused to eliminate the restrictions relating to equipment manufacturing or providing interexchange services. With respect to information services, the Court issued a ruling in March 1988 which permitted the RHCs to engage in a number of information transport functions as well as voice storage and retrieval services, including voice messaging, electronic mail and certain information gateway services. However, the RHCs were generally prohibited from providing the content of the data they transmitted. As the result of an appeal of the D.C. District Court's September 1987 and March 1988 decisions by the RHCs and other parties, the United States Court of Appeals for the District of Columbia Circuit ordered the D.C. District Court to reconsider the RHCs' request to provide information content and determine whether removal of the restrictions thereon would be in the public interest. In July 1991, the D.C. District Court removed the remaining restrictions on RHC participation in information services, but imposed a stay pending appeal of that decision. In October 1991, the United States Court of Appeals for the District of Columbia Circuit vacated the stay, thereby permitting the RHCs to provide information services, and in May 1993 affirmed the D.C. District Court's July 1991 decision. The United States Supreme Court denied certiorari in November 1993.

  Several bills have been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or their impact on the business or financial condition of the Company.


                      FCC REGULATION AND INTERSTATE RATES

  The Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC

                      BELL ATLANTIC - WEST VIRGINIA, INC.

and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

  Interstate Access Charges

  The Company provides intraLATA service and does not participate in the provision of interLATA service except through offerings of exchange access service. The FCC has prescribed structures for exchange access tariffs to specify the charges ("Access Charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. Access Charges are intended to recover the related costs of the Company which have been allocated to the interstate jurisdiction ("Interstate Costs") under the FCC's separations procedures.

  In general, the tariff structures prescribed by the FCC provide that Interstate Costs of the Company which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("Subscriber Line Charges"), and from interexchange carriers through usage-sensitive Carrier Common Line ("CCL") charges. See "FCC Regulation and Interstate Rates - FCC Access Charge Pooling Arrangements". Traffic-sensitive Interstate Costs are recovered from carriers through variable access charges based on several factors, primarily usage.

  In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50 effective April 1, 1989.

  As a result of the phasing in of Subscriber Line Charges, a substantial portion of non-traffic sensitive Interstate Costs is now recovered directly from subscribers, thereby reducing the per-minute CCL charges to interexchange carriers. This significant reduction in CCL charges has tended to reduce the incentive for interexchange carriers and their high-volume customers to bypass the Company's switched network via special access lines or alternative communications systems. However, competition for this access business has increased in recent years. See "Competition - Alternative Access and Local Services".

  FCC Access Charge Pooling Arrangements

  The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the Interstate Costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. Some LECs, including the Company, received more revenue from the pool than they billed their interexchange carrier customers.

  By an order adopted in 1987, the FCC changed its mandatory pooling requirements. In accordance with these changes, which became effective April 1, 1989, the Company, together with the other Network Services Companies, withdrew from the pool.

  Depreciation

  Depreciation rates provide for the recovery of the Company's investment in telephone plant and equipment, and are revised periodically to reflect more current estimates of remaining service lives and future net salvage values. In October 1993, the FCC issued an order simplifying the depreciation filing process by reducing the information required for certain categories of plant and equipment whose remaining service life, salvage estimates and depreciation rates fall within an approved range. Petitions for reconsideration of that order were filed in

                      BELL ATLANTIC - WEST VIRGINIA, INC.

December 1993. In November 1993, the FCC issued a further order inviting comments on proposed ranges for an initial group of categories of plant and equipment.

  Price Caps

  In September 1990, the FCC adopted "price cap" regulation to replace the traditional rate of return regulation of LECs. LEC price cap regulation became effective on January 1, 1991.

  The price cap system places a cap on overall prices for interstate services and requires that the cap decrease annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect expected increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

  Under price cap regulation, the FCC set an authorized rate of return of 11.25% for the years 1991 and beyond. To extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

  Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout their service areas and are regarded as a single unit by the FCC for rate of return measurement.

  On February 16, 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded by the end of 1994.

  In January 1993, the FCC denied the Company exogenous treatment of the increased expense for postretirement benefits required under Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which the Company adopted effective January 1, 1991. The Company has appealed this decision. The appeal is likely to be decided during the second half of 1994.

  Computer Inquiry III

  In August 1985, the FCC initiated Computer Inquiry III to re-examine its regulations requiring that "enhanced services" (e.g., voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of nonstructural safeguards designed to promote an effectively competitive market. These safeguards include detailed cost accounting, protection of customer information and certain reporting requirements.

  In June 1990, the United States Court of Appeals for the Ninth Circuit vacated and remanded the Computer Inquiry III decisions to the FCC, finding that the FCC had not fully justified those decisions. In December 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Computer III Open Network Architecture

                      BELL ATLANTIC - WEST VIRGINIA, INC.

("ONA") requirements and strengthened some of the nonstructural safeguards. In the interim, the Network Services Companies, including the Company, had filed interstate tariffs implementing the ONA requirements. Those tariffs became effective in February 1992, subject to further investigation. That investigation was completed on December 15, 1993, when an order was released making minor changes to the Network Services Companies' ONA rates. In March 1992, the Company certified to the FCC that it had complied with all initial ONA obligations and therefore should be granted structural relief for enhanced services. The FCC granted the Company structural relief in June 1992. Other parties have appealed this decision, which remains in effect pending the outcome of the appeal. A decision on the appeal is likely by the end of 1994.

  The FCC's December 1991 order has been appealed to the United States Court of Appeals for the Ninth Circuit by several parties. Pending decision on those appeals, the FCC's decision remains in effect. If a court again reverses the FCC, the Company's right to offer enhanced services could be impaired.

  FCC Cost Allocation and Affiliate Transaction Rules

  In 1987, the FCC adopted rules governing (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and
(ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

  The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are allocated to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures. These activities include (i) those which have been deregulated by the FCC without preempting state regulation, (ii) those which have been deregulated by a state but not the FCC and (iii) "incidental activities," which cannot, in the aggregate, generate more than 1% of a company's revenues. Since the Network Services Companies, including the Company, engage in these types of activities, the Network Services Companies, including the Company, pursuant to the FCC's cost allocation rules, filed a cost allocation manual, which has been approved by the FCC.

  The affiliate transaction rules govern the pricing of assets transferred to and services provided by affiliates. These rules generally require that assets be transferred between affiliates at "market price", if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, "market price" cannot be established, in which case (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value. The affiliate transaction rules require that a service provided by one affiliate to another affiliate, which service is also provided to unaffiliated entities, must be valued at tariff rates or market prices. If the affiliate does not also provide the service to unaffiliated entities, the price must be determined in accordance with the FCC's cost allocation principles. In October 1993, the FCC proposed new affiliate transaction rules which would essentially eliminate the different rules for the provision of services and apply the asset transfer rules to all affiliate transactions. The Network Services Companies, including the Company, have filed comments opposing the proposed rules.

  The FCC has not attempted to make its cost allocation or affiliate transaction rules preemptive. State regulatory authorities are free to use different cost allocation methods and affiliate transaction rules for intrastate ratemaking and to require carriers to keep separate allocation records.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  Telephone Company Provision of Video Dial Tone and Video Programming

  In 1987, the FCC initiated an inquiry into whether developments in the cable and telephone industries warranted changes in the rules prohibiting telephone companies such as the Company from providing video programming in their respective service territories directly or indirectly through an affiliate.

  In November 1991, the FCC released a Further Notice of Proposed Rulemaking in these proceedings. In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. The FCC has also ruled that neither telephone companies that provide video dial tone service, nor video programmers that use these services, are required to obtain local cable franchises. Other parties have appealed these orders, which remain in effect pending the outcome of the appeal.

  In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective service areas. In a decision rendered in August 1993 and clarified in October 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision has been appealed to the United States Court of Appeals for the Fourth Circuit.

  In early 1993, the FCC granted Bell Atlantic authority to test a new technology known as Asynchronous Digital Subscriber Line ("ADSL") for use in delivering video entertainment and information over existing copper telephone lines. Beginning in March 1993, Bell Atlantic began a one-year technical trial of ADSL serving up to 400 Bell Atlantic employees in northern Virginia. In the Fall of 1993, Bell Atlantic petitioned the FCC for authorization to expand and convert this technical trial upon its completion into a six month market trial serving up to 2,000 customers. Bell Atlantic also requested authority to offer a commercial video dial tone service to customers served by 25 central offices in parts of northern Virginia and southern Maryland upon completion of the six month market trial. These applications are pending at the FCC.

  Interconnection and Collocation

  In October 1992, the FCC issued an order allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The FCC's stated purpose was to encourage greater competition in the provision of interstate special access services. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services; it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In February 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for special access services. This tariff is currently effective. Bell Atlantic and certain other parties have appealed the FCC's special access collocation order. Bell Atlantic expects the appeal to be decided in 1994.

  On September 2, 1993, the FCC extended collocation to switched access services. The terms and conditions for switched access collocation are similar to those for special access collocation. On November 18, 1993, Bell Atlantic's seven telephone subsidiaries, including the Company, filed an interstate tariff to allow collocation for switched access services. This tariff became effective on February 16, 1994. Bell Atlantic and certain other parties have appealed the FCC's switched access collocation order. Appeals of this order have been stayed pending a decision on the appeals of the special access collocation order.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  Increased competition through collocation will adversely affect the revenues of the Company, although some of the lost revenues could be offset by increased demand of the Company's own special access services as a result of the slightly increased pricing flexibility that the FCC has permitted. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from switched access collocation, however, may be larger than from special access collocation.

  Intelligent Networks

  In December 1991, the FCC issued a Notice of Inquiry into the plans of the BOCs, including the Company, to deploy new "modular" network architectures, such as Advanced Intelligent Network ("AIN") technology. The Notice of Inquiry asks what, if any, regulatory action the FCC should take to assure that such architectures are deployed in a manner that is "open, responsive, and procompetitive". On August 31, 1993, the FCC issued a Notice of Proposed Rulemaking proposing a schedule for AIN deployment. The proposals in that Notice of Proposed Rulemaking generally follow those that Bell Atlantic proposed in its response to the Notice of Inquiry. The Company cannot estimate when the FCC will conclude this proceeding.

  The results of this proposed rulemaking could include a requirement that the Company offer individual components of its services, such as switching and transport, to competitors who will provide the remainder of such services through their own facilities. Such increased competition could divert revenues from the Company. However, deployment of AIN technology may also enable the Company to respond more quickly and efficiently to customer requests for new services. This could result in increased revenues from new services that could at least partially offset losses resulting from increased competition.


                     STATE REGULATION AND INTRASTATE RATES

  The communications services of the Company are subject to regulation by the Public Service Commission of West Virginia (the "PSC") with respect to intrastate rates and services and other matters.

  In April 1988, the PSC approved a stipulation among the Company, AT&T, MCI Communications Corporation ("MCI"), Sprint, the PSC Staff and the Consumer Advocate Division of the PSC which gave the Company flexibility in the pricing of competitive services (e.g., intraLATA toll service, intraLATA "800" service, intraLATA WATS service, billing and collection services and directory advertising) and provided for a freeze on rates for basic local exchange services through December 31, 1990 and a lifting, on January 1, 1989, of the moratorium on intraLATA toll competition. This "Flexible Regulation Plan" was subsequently extended through December 31, 1991. As part of the stipulation, the Company invested in excess of $300 million dollars from 1988 through 1990 to modernize West Virginia's telecommunications infrastructure.

  In March 1990, the West Virginia legislature enacted legislation, which became effective on January 1, 1991, requiring the PSC to cease its regulation of the rates charged by a telephone utility for any service that the PSC finds to be subject to workable competition, unless the PSC finds that to do so would adversely affect the continued availability of adequate, economical and reliable local telephone service.

  In December 1991, the PSC approved, with some modifications, a stipulation signed by the Company, the Consumer Advocate Division of the PSC, the PSC Staff and AT&T which set forth a new "Incentive Regulation Plan". The Incentive Regulation Plan continues the major provisions of the Flexible Regulation Plan, including pricing flexibility for competitive services and a freeze on the rates for basic local exchange service. It also committed the Company to invest an additional $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure. The Incentive Regulation Plan permitted the Company to increase operator directory assistance and Call Waiting charges, provides the Company some flexibility in setting depreciation rates and allows the Company to petition for a surcharge to reflect changes in federally mandated

                      BELL ATLANTIC - WEST VIRGINIA, INC.

separations procedures and accounting rules. The stipulation also provides for the phased elimination of Locality Rate Area charges, which are basic service charges paid by customers who are located farthest from the central office. Under the PSC's December 1991 order, the freeze on rates for basic service and the phase out of Locality Rate Area charges will end on December 31, 1994 instead of the July 1, 1996 date set forth in the stipulation.

  In January 1989, AT&T, MCI and Sprint filed petitions with the PSC to require the Company to reduce intrastate access charges by $3 million annually. On June 29, 1993, the PSC approved a settlement agreement in which the parties agreed that access charges would be reduced by $1.5 million annually, that the interexchange carriers would not seek additional reductions until the year 2000 and that the Company would not seek additional increases until the year 2000.


                           NEW PRODUCTS AND SERVICES

  Bell Atlantic(R) IQ(SM) Services

  All of the Network Services Companies, including the Company, have introduced the Bell Atlantic(R) IQ(SM) Services family of calling features (although not all features are available in all states). These features include Identa
                                                                  ------
Ring(SM), which allows a single line to have multiple telephone numbers, each
- ----
with a distinctive ring; Repeat Call, which allows customers automatically to
                         -----------
redial busy phone numbers; Return Call, which allows customers automatically to
                           -----------
return the last incoming call, even without knowing the number; Ultra
                                                                -----
Forward(SM), which customers can use to program call-forwarding instructions;
- -------
Home Intercom, which allows for phone-to-phone dialing within the home; and
- -------------
Caller ID service, which displays the number of the calling party.
- ---------

  Data Services

  The Network Services Companies, including the Company, have introduced several high speed data transmission services. In 1993, Switched Multi-Megabit Data
                                                ---------------------------
Service, a high-speed public, packet-switched data transmission service, was
- -------
available under tariff from the Company.

  Information Services

  The Company offers various types of information services, such as message storage services, voice mail and electronic mail, including Answer Call, a
                                                            -----------
telephone answering service aimed at residential and small business customers.


                                  COMPETITION

  Regulatory proceedings, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company.

  Alternative Access and Local Services

  A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

  The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors which are capable of originating and/or terminating calls without the use of the local telephone company's plant.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  The ability of alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer collocated interconnection for special and switched access services.

  Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

  Well-financed competitors are seeking authority, or are likely soon to seek authority, to offer competing local exchange services, such as dial tone and local usage, in some of the most lucrative of the Company's local telephone service areas.

  The largest long-distance carrier is also positioning itself to begin to offer services that will compete with the Company's local exchange services. In November 1992, AT&T announced its intention to acquire controlling interest in McCaw Cellular Communications Inc. ("McCaw"), the largest cellular company in the United States, and to integrate McCaw's wireless local service network with AT&T's long distance network.

  The entry of these and other local exchange service competitors will almost certainly reduce the local exchange service revenues of the Company, at least in the market segments and geographical areas in which the competitors operate. Depending on such competitors' success in marketing their services, and the conditions of interconnection established by the regulatory commissions, these reductions could be significant. These revenue reductions may be offset to some extent by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company seeks to meet such competition by establishing and/or maintaining competitive cost-based prices for local exchange services (to the extent the FCC and state regulatory authorities permit the Company's prices to move toward costs), by keeping service quality high and by effectively implementing advances in technology. See "FCC Regulation and Interstate Rates - Interstate Access Charges" and "- FCC Access Charge Pooling Arrangements".

  Personal Communications Services

  Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies.

  In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994 or in early 1995.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

   In December 1993, the FCC awarded pioneer's preference PCS licenses to, among other entities, American Personal Communications ("APC"), which is owned in part by The Washington Post Company. APC's license authorizes it to provide PCS service in competition with the local exchange services of the Network Services Companies in all or large portions of Pennsylvania, the District of Columbia, Maryland, Virginia and West Virginia. APC has announced its intention to build out an operational system by the first quarter of 1995.

  If implemented, PCS and other similar services would compete with services currently offered by the Company, and could result in losses of revenues.

  Centrex

  The Company offers Centrex service, which is a telephone company central office-based communications system for business, government and other institutional customers consisting of a variety of integrated software-based features located in a centralized switch or switches and extended to the customer's premises primarily via local distribution facilities. In the provision of Centrex, the Company is subject to significant competition from the providers of CPE systems, such as private branch exchanges ("PBXs"), which perform similar functions with less use of the Company's switching facilities.

  Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. In West Virginia, the intercom portion of Centrex service has been detariffed. This enables the Company to charge rates for these services which offset the effects of such higher Subscriber Line Charges.

  IntraLATA Toll Competition

  The ability of interexchange carriers to engage in the provision of intrastate intraLATA toll service in competition with the Company is subject to state regulation. Such competition is permitted in West Virginia.

  Directories

  The Network Services Companies, including the Company, continue to face significant competition from other providers of directories as well as competition from other advertising media.

  Public Telephone Services

  The Company faces increasing competition in the provision of pay telephone services from other pay telephone service providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

  Operator Services

  Alternative operator services providers have entered into competition with the Company's operator services product line.


                      CERTAIN CONTRACTS AND RELATIONSHIPS

  Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided on behalf of the Company on a centralized basis by Bell Atlantic's wholly owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding

                      BELL ATLANTIC - WEST VIRGINIA, INC.

Corporation provides short-term financing and cash management services to the Company.

  The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore furnishes the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that can be provided more effectively on a centralized basis. Bellcore is the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government. It also helps to mobilize the combined resources of the RHCs in times of natural disasters.


                               EMPLOYEE RELATIONS

  As of December 31, 1993, the Company employed approximately 3,200 persons, including employees of the centralized staff at NSI. This represents approximately a 6% increase from the number of employees at December 31, 1992.

  The Company's workforce is augmented by members of the centralized staff of NSI, who perform services for the Company on a contract basis.

  Approximately 89% of the employees of the Company are represented by the Communications Workers of America, which is affiliated with the American Federation of Labor - Congress of Industrial Organizations.

  Under the terms of the three-year contracts ratified in October 1992 by unions representing associate employees of the Network Services Companies, including the Company, and NSI, represented associates received a base wage increase of 3.74% in August 1993. Under the same contracts, associates received a Corporate Profit Sharing payment of $495 per person in 1994 based upon Bell Atlantic's 1993 financial performance.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

ITEM 2.   PROPERTIES


   The principal properties of the Company do not lend themselves to simple description by character and location. At December 31, 1993, the Company's investment in plant, property and equipment consisted of the following:

   Connecting lines ....................       48%
   Central office equipment ............       36
   Land and buildings ..................        8
   Telephone instruments and
    related equipment ..................        1
   Other ...............................        7
                                              ---
                                              100%
                                              ===

   "Connecting lines" consists primarily of aerial cable, underground cable, poles, conduit and wiring. "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Telephone instruments and related equipment" consists primarily of public telephone terminal equipment and other terminal equipment. "Other" property consists primarily of furniture, office equipment, vehicles and other work equipment, capital leases, leasehold improvements and plant under construction.

   The Company's central offices are served by various types of switching equipment. At December 31, 1993 and 1992, the number of local exchanges and the percent of subscriber lines served by each type of equipment were as follows:

                       1993                        1992
           ---------------------------  ---------------------------
           # OF LOCAL  % OF SUBSCRIBER  # OF LOCAL  % OF SUBSCRIBER
            EXCHANGES    LINES SERVED    EXCHANGES    LINES SERVED
           -----------  --------------  -----------  --------------

Digital..          214            98.1          205            94.1
Analog...            1               -            7             3.0
Other....            7             1.9            8             2.9
                  ----            ----          ---            ----
                   222             100          220             100
                  ====            ====          ===            ====

                      BELL ATLANTIC - WEST VIRGINIA, INC.

ITEM 3.  LEGAL PROCEEDINGS

PRE-DIVESTITURE CONTINGENT LIABILITIES AND LITIGATION

  The Plan provides for the recognition and payment by AT&T and the former BOCs (including the Company) of liabilities that are attributable to pre-Divestiture events but do not become certain until after Divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts and torts (including business torts, such as alleged violations of the antitrust laws). Except to the extent that affected parties otherwise agree, contingent liabilities that are attributable to pre-Divestiture events are shared by AT&T and the BOCs in accordance with formulas prescribed by the Plan, whether or not an entity was a party to the proceeding and regardless of whether an entity was dismissed from the proceeding by virtue of settlement or otherwise. Each company's allocable share of liability under these formulas depends on several factors, including the type of contingent liability involved and each company's relative net investment as of the effective date of Divestiture. Under the formula generally applicable to most of the categories of these contingent liabilities, the Company's aggregate allocable share of liability is approximately 0.6%.

  AT&T and various of its subsidiaries and the BOCs (including, in some cases, the Company) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.

  While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the financial position of the Company.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                     PART I


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (Omitted pursuant to General Instruction J(2).)


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

          (Inapplicable).


ITEM 6.   SELECTED FINANCIAL DATA

          (Omitted pursuant to General Instruction J(2).)

                      BELL ATLANTIC - WEST VIRGINIA, INC.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             (Abbreviated pursuant to General Instruction J(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to the Financial Statements included in the index set forth on page F-1.

RESULTS OF OPERATIONS

  Net income for 1993 decreased $5,079,000, or 7.0% from the same period last year. Results for 1993 reflect an after-tax charge of $7,397,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), and an extraordinary charge, net of tax, of $1,456,000 for the early extinguishment of debt. Results for 1992 included a $1,948,000 extraordinary charge, net of tax, for the early extinguishment of debt.

OPERATING REVENUES

  Operating revenues increased $10,371,000 or 1.8% for 1993. The increase in total operating revenues was comprised of the following:

                                                   Increase/(Decrease)
                                                   (Dollars in Thousands)
                                                   ------------------------
  Local service..................................        $ 6,731
  Network access.................................          4,319
  Toll service...................................         (3,100)
  Directory advertising, billing
   services and other............................          1,839
  Less:  Provision for uncollectibles............           (582)
                                                         -------
                                                         $10,371
                                                         =======

  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $6,731,000 or 2.4% in 1993. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. The growth in access lines in service was approximately 17,000 lines or a 2.5% increase in 1993.

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues increased $4,319,000 or 2.7% in 1993, primarily due to a 9.1% increase in access minutes of use. Also contributing to this increase were higher end-user revenues, principally due to growth in network access lines. These increases were partially offset by the effect of interstate rate reductions filed by the Company with the Federal Communications Commission
(FCC), which became effective on July 2, 1993 and July 1, 1992, and by related price cap sharing liabilities. The effect of intrastate rate reductions, which became effective in August 1993, further offset the growth-related revenue increases.

  Toll service revenues are earned from interexchange usage services such as Message Toll Services (MTS), Unidirectional Services (Wide Area
Telecommunications Services (WATS) and 800 Services), and private line services. Toll service revenues decreased $3,100,000 or 3.8% in 1993 due to a 3.9% decrease in toll message volume and from declines in revenues from WATS and private line services, principally due to competitive pressures.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent

                      BELL ATLANTIC - WEST VIRGINIA, INC.

of Company facilities by affilites and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $1,839,000 or 3.7% in 1993. This increase was primarily the result of higher directory advertising revenues and an increase in rent revenues. Partially offsetting these increases was a decrease in billing and collection revenues primarily as a result reductions in services provided under long-term contracts with certain IXCs.

  The provision for uncollectibles, expressed as a percentage of total revenues, was .6% in 1993 and .7% in 1992. The decrease reflects favorable collection experience.

OPERATING EXPENSES

  Operating expenses decreased $1,253,000 or .3% in 1993. The decrease in total operating expenses was comprised of the following:

                                         Increase/(Decrease)
                                         (Dollars in Thousands)
                                         ----------------------
   Employee costs ......................      $  (542)
   Depreciation and amortization .......        4,274
   Taxes other than income .............        1,793
   Other ...............................       (6,778)
                                              -------
                                              $(1,253)
                                              =======

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs decreased $542,000 or .4% in 1993. Savings resulting from workforce reduction programs implemented in 1992 were partially offset by higher employee costs from salary and wage increases and overtime in 1993.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense increased $4,274,000 or 3.8% in 1993 due primarily to additional expense resulting from interstate depreciation rate changes, which became effective in 1993. Also contributing to the increase was growth in the level of depreciable plant in 1993.

  Taxes other than income increased $1,793,000 or 6.9% in 1993, primarily due to an increase in gross receipts tax resulting from an increase in operating revenues and an increase in property taxes, due to higher property assessments.

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs and other general administrative expenses. Other operating expenses decreased $6,778,000 or 4.3% in 1993, principally due to decreases in rent and network software costs. These decreases were partially offset by higher costs for contracted services as a result of higher employee costs and taxes allocated from NSI.

OPERATING INCOME TAXES

  The provision for income taxes increased $8,190,000 or 19.1% in 1993. The Company's effective income tax rate was 39.7% in 1993 compared to 37.3% in 1992. The increase in the 1993 effective tax rate is principally the result of federal tax legislation enacted in 1993, which increased the federal corporate tax rate from 34% to 35%, and the effect of recording in 1992 an adjustment to deferred taxes associated with the retirement of certain plant investment. A

                      BELL ATLANTIC - WEST VIRGINIA, INC.

reconciliation of the statutory federal income tax rate to the effective rate for each period is provided in Note 5 of Notes to Financial Statements.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). In connection with the adoption of Statement No. 109, the Company recorded a charge to income of $173,000 in the first quarter of 1993 (see Note 5 of Notes to Financial Statements).

OTHER INCOME AND EXPENSE

  Other income, net of expense, decreased $3,686,000 in 1993, primarily due to the effect of interest income recognized in 1992 in connection with the settlement of various federal income tax matters relating to prior periods.

INTEREST EXPENSE

  Interest expense decreased $2,078,000 or 9.3% in 1993, principally due to long-term debt refinancings in 1993 and 1992.

EXTRAORDINARY ITEM

  The Company called $50,000,000 in 1993 of long-term debentures, which were refinanced at more favorable interest rates. As a result of this early retirement, the Company incurred an after-tax charge of $1,456,000 in 1993. This debt refinancing will reduce interest costs on the refinanced debt by approximately $1,500,000 annually.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

  In connection with the adoption of Statement No. 112, effective January 1, 1993, the Company recorded a one-time, cumulative effect after-tax charge of $7,397,000 in 1993 (see Note 4 of Notes to Financial Statements).

  The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of expense in 1993 and is not expected to have a significant effect in future periods.

COMPETITION AND REGULATORY ENVIRONMENT

  The telecommunications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of all telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technology change, customer requirements, a changing industry structure characterized by strategic alliances and the convergence of telecommunications and cable television, and a changing regulatory environment in which traditional regulatory barriers are being lowered and competition encouraged.

  The convergence of cable television, computer technology, and telecommunications can be expected to dramatically increase competition in the future. The Company is already subject to competition from numerous sources, including competitive access providers for network access services, competing cellular telephone companies, and others.

  During 1993, a number of business alliances were announced that have the potential to significantly increase competition both within the industry and within the areas currently served by Bell Atlantic. Over the past several years, Bell Atlantic has taken a number of actions in anticipation of the increasingly competitive environment. Cost reductions have been achieved, giving greater pricing flexibility for services exposed to competition. A new lines of business organization structure was adopted. Subject to regulatory approval, the Company plans to allocate capital resources to the deployment of broadband network platforms. On the regulatory front, the Company has achieved alternative regulation, which gives the Company pricing flexibility for its competitive services.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to decisions by the Company to accelerate deployment of new technology, in response to specific regulatory actions or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

    In September 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing personal communications services
(PCS). Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States. The geographical units by which the licenses would be allocated will be "basic trading areas" or larger "major trading areas." Five of the spectrum blocks are to be auctioned on a basic trading area basis, and the remaining two are to be auctioned by major trading area. Local exchange carriers such as the Company are eligible to bid for PCS licenses, except that cellular carriers are limited to obtaining 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area. Bell Atlantic has stated that it intends to pursue PCS licenses in the auctions, which are expected to be held in 1994.

  In August 1993, the United States District Court for the Eastern District of Virginia ruled unconstitutional the 1984 Cable Act's limitation on in-territory provision of programming by local exchange carriers such as the Company. The Cable Act currently prohibits local exchange carriers from owning more than 5% of any company that provides cable programming in their local service area. In a case originally brought by two Bell Atlantic subsidiaries, the court ruled that this prohibition violates the First Amendment's freedom of speech protections, and enjoined enforcement of the prohibition against Bell Atlantic and its telephone subsidiaries. The ruling has been appealed.

   STATE REGULATORY ENVIRONMENT

  The communications services of the Company are subject to regulation by the Public Service Commission of West Virginia (PSC) with respect to intrastate rates and services and other matters.

  In April 1988, the PSC approved a stipulation among the Company, AT&T, MCI Communications Corporation (MCI), Sprint Communications Company, L.P. (Sprint), the PSC Staff and the Consumer Advocate Division of the PSC which gave the Company flexibility in the pricing of competitive services (e.g., intraLATA toll service, intraLATA "800" service, intraLATA WATS service, billing and collection services and directory advertising) and provided for a freeze on rates for basic local exchange services through December 31, 1990 and a lifting, on January 1, 1989, of the moratorium on intraLATA toll competition. This "Flexible Regulation Plan" was subsequently extended through December 31, 1991. As part of the stipulation, the Company invested in excess of $300 million dollars from 1988 through 1990 to modernize West Virginia's telecommunications infrastructure.

  In March 1990, the West Virginia legislature enacted legislation, which became effective on January 1, 1991, requiring the PSC to cease its regulation of the rates charged by a telephone utility for any service that the PSC finds

                      BELL ATLANTIC - WEST VIRGINIA, INC.

to be subject to workable competition, unless the PSC finds that to do so would adversely affect the continued availability of adequate, economical and reliable local telephone service.

  In December 1991, the PSC approved, with some modifications, a stipulation signed by the Company, the Consumer Advocate Division of the PSC, the PSC Staff and AT&T which set forth a new "Incentive Regulation Plan". The Incentive Regulation Plan continues the major provisions of the Flexible Regulation Plan, including pricing flexibility for competitive services and a freeze on the rates for basic local exchange service. It also committed the Company to invest an additional $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure. The Incentive Regulation Plan permitted the Company to increase operator directory assistance and Call Waiting charges, provides the Company some flexibility in setting depreciation rates and allows the Company to petition for a surcharge to reflect changes in federally mandated separations procedures and accounting rules. The stipulation also provides for the phased elimination of Locality Rate Area charges, which are basic service charges paid by customers who are located farthest from the central office. Under the PSC's December 1991 order, the freeze on rates for basic service and the phase out of Locality Rate Area charges will end on December 31, 1994 instead of the July 1, 1996 date set forth in the stipulation.

  In January 1989, AT&T, MCI and Sprint filed petitions with the PSC to require the Company to reduce intrastate access charges by $3 million annually. On June 29, 1993, the PSC approved a settlement agreement in which the parties agreed that access charges would be reduced by $1.5 million annually, that the interexchange carriers would not seek additional reductions until the year 2000 and that the Company would not seek additional increases until the year 2000.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  During 1993, as in prior years, the Company's primary source of funds continued to be cash generated from operations. Revenue growth, cost containment measures and savings on interest costs contributed to cash provided from operations of $191,498,000 for the year ended December 31, 1993.

  The primary use of capital resources continued to be capital expenditures. The Company invested $99,701,000 in 1993 in the network. This level of investment is expected to continue in 1994. The Company plans to allocate capital resources to the deployment of broadband network platforms, subject to regulatory approval.

  The Company's debt ratio was 42.3% as of December 31, 1993 compared to 42.1% at December 31, 1992.

  On May 19, 1993, the Company sold $50,000,000 of Ten Year 6.05% Debentures through a public offering. The debentures are not redeemable prior to maturity. The net proceeds from this issuance were used on June 7, 1993 to redeem $50,000,000 of Forty Year 9.0% Debentures. This refinancing will reduce annual interest costs on the refinanced debt by approximately $1,500,000.

  As of December 31, 1993, the Company had $50,000,000 outstanding under a shelf registration statement filed with the Securities and Exchange Commission.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                    PART II


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The information required by this Item is set forth on pages F-1 through F-24.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (Omitted pursuant to General Instruction J(2)).


ITEM 11.  EXECUTIVE COMPENSATION

          (Omitted pursuant to General Instruction J(2)).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          (Omitted pursuant to General Instruction J(2)).


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          (Omitted pursuant to General Instruction J(2)).


                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as a part of this report:

          (1)    Financial Statements

                 See Index to Financial Statements and Financial Statement Schedules appearing on page F-1.

          (2)    Financial Statement Schedules

                 See Index to Financial Statements and Financial Statement Schedules appearing on page F-1.

          (3)    Exhibits

                 Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

      Exhibit Number (Referenced to Item 601 of Regulation S-K)
      ---------------------------------------------------------

      3a Certificate of Incorporation of the registrant as amended July 30, 1975 (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150).

             3a(i) Articles of Amendment dated August 29, 1990 (Exhibit 3a(1) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-7150).

             3a(ii) Articles of Incorporation Profit Amendment, dated January 6, 1994 and filed January 13, 1994.

      3b By-Laws of the registrant, as amended October 27, 1992. (Exhibit 3(b) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7150).

      4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

      10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1993. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606)

      10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606)

      23     Consent of Coopers & Lybrand.

      24     Powers of attorney.

 (b)  Reports on Form 8-K:

      There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1993.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                   SIGNATURES



  Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BELL ATLANTIC - WEST VIRGINIA, INC.



                             By   /s/ Ritchie A. Ireland, II
                                --------------------------------
                                 Ritchie A. Ireland, II
                                 Vice President-External
                                 Affairs and Finance



March 29, 1994


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                                             ___
Principal Executive Officer:                    )
                                                )
   Dave E. Lowe      President and              )
                     Chief Executive            )
                     Officer                    )
                                                )
Principal Financial Officer:                    )
                                                )
   Ritchie A. Ireland, II     Vice President-   )
                              External Affairs  )
                              and Finance       )
                                                )    /s/ Ritchie A. Ireland, II
                                                )    --------------------------
Directors:                                      )        Ritchie A. Ireland, II
   Neil S. Bucklew                              )        (individually and as
   William C. Campbell                          )        attorney-in-fact)
   David K. Hall                                )        March 29, 1994
   Russell L. Isaacs                            )
   Wilbur S. Jones, Jr.                         )
   Brian J. Kelly                               )
   David E. Lowe                                )
   Dan R. Moore                                 )
   Lacy I. Rice, Jr.                            )
   Susan S. Ross                                )
                                            ____)

                      BELL ATLANTIC - WEST VIRGINIA, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
                                                                            ----
Report of Independent Accountants........................................   F-2

Statements of Income and Reinvested Earnings
    For the years ended December 31, 1993, 1992, and 1991................   F-3

Balance Sheets - December 31, 1993 and 1992..............................   F-4

Statements of Cash Flows
    For the years ended December 31, 1993, 1992, and 1991................   F-6

Notes to Financial Statements............................................   F-7

Schedule V - Plant, Property and Equipment
    For the years ended December 31, 1993, 1992, and 1991...............   F-18

Schedule VI - Accumulated Depreciation
    For the years ended December 31, 1993, 1992, and 1991...............   F-22

Schedule VIII - Valuation and Qualifying Accounts
    For the years ended December 31, 1993, 1992, and 1991...............   F-23

Schedule X - Supplementary Income Statement Information
    For the years ended December 31, 1993, 1992, and 1991...............   F-24

Financial statement schedules other than those listed above have been omitted either because the required information is contained in the financial statements and the notes thereto, or because such schedules are not required or applicable.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors and Shareowner of
Bell Atlantic - West Virginia, Inc.


     We have audited the financial statements and the financial statement schedules of Bell Atlantic - West Virginia, Inc. as listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - West Virginia, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 1, 4 and 5 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993 and postretirement benefits other than pensions in 1991.



                                             /s/ COOPERS & LYBRAND



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 7, 1994

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                             1993        1992       1991
                                           --------   ---------  ---------
OPERATING REVENUES
 Local service...........................   $281,862   $275,131   $264,128
 Network access..........................    163,030    158,711    153,365
 Toll service............................     77,728     80,828     89,736
 Directory advertising, billing
  services and other (including $4,967,
  $5,050, and $4,811 from affiliates)....     51,885     50,046     46,340
 Provision for uncollectibles............     (3,518)    (4,100)    (3,939)
                                            --------   --------   --------
                                             570,987    560,616    549,630
                                            --------   --------   --------

OPERATING EXPENSES
 Employee costs, including benefits
  and taxes..............................    127,736    128,278    124,398
 Depreciation and amortization...........    116,164    111,890    106,964
 Taxes other than income.................     27,861     26,068     26,707
 Other (including $94,945, $90,873,
  and $90,021 to affiliates).............    151,267    158,045    162,058
                                            --------   --------   --------
                                             423,028    424,281    420,127
                                            --------   --------   --------

NET OPERATING REVENUES...................    147,959    136,335    129,503
                                            --------   --------   --------

OPERATING INCOME TAXES
 Federal.................................     35,727     26,919     25,839
 State...................................     15,324     15,942     12,210
                                            --------   --------   --------
                                              51,051     42,861     38,049
                                            --------   --------   --------

OPERATING INCOME.........................     96,908     93,474     91,454
                                            --------   --------   --------

OTHER INCOME (EXPENSE)
 Allowance for funds used during
  construction...........................        544        849        778
 Miscellaneous - net.....................       (704)     2,677       (607)
                                            --------   --------   --------
                                                (160)     3,526        171
                                            --------   --------   --------

INTEREST EXPENSE (including $829,
  $1,113, and $1,931 to affiliate).......     20,306     22,384     23,354
                                            --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES...................     76,442     74,616     68,271
EXTRAORDINARY ITEM
 Early Extinguishment of Debt,
  Net of Tax.............................     (1,456)    (1,948)       ---
CUMULATIVE EFFECT OF CHANGES IN
 ACCOUNTING PRINCIPLES
  Postemployment Benefits, Net of Tax....     (7,397)       ---        ---
  Postretirement Benefits Other Than
   Pensions, Net of Tax..................        ---        ---    (69,964)
                                            --------   --------   --------

NET INCOME (LOSS)........................   $ 67,589   $ 72,668   $ (1,693)
                                            ========   ========   ========

REINVESTED EARNINGS
 At beginning of year....................   $ 47,769   $ 37,875   $108,268
 Add:  net income (loss).................     67,589     72,668     (1,693)
                                            --------   --------   --------
                                             115,358    110,543    106,575
 Deduct:  dividends......................     73,150     62,750     68,700
          other changes..................        375         24        ---
                                            --------   --------   --------
 At end of year..........................   $ 41,833   $ 47,769   $ 37,875
                                            ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                      DECEMBER 31,
                                                 ----------------------
                                                    1993        1992
                                                 ----------  ----------
ASSETS
CURRENT ASSETS
 Cash..........................................  $    6,730  $      ---
 Accounts receivable:
  Customers and agents, net of allowances for
   uncollectibles of $3,077 and $3,452.........      63,925      70,802
  Affiliates...................................      15,166       9,585
  Other........................................       2,848       3,294
 Material and supplies.........................       2,836       2,986
 Prepaid expenses..............................      11,605      13,711
 Deferred income taxes.........................         680       7,477
 Other.........................................       1,101       1,101
                                                 ----------  ----------
                                                    104,891     108,956
                                                 ----------  ----------

PLANT, PROPERTY AND EQUIPMENT
 In service....................................   1,492,560   1,434,496
 Under construction and other..................      25,794      28,508
                                                 ----------  ----------
                                                  1,518,354   1,463,004
 Less accumulated depreciation.................     577,344     508,125
                                                 ----------  ----------
                                                    941,010     954,879
                                                 ----------  ----------

OTHER ASSETS...................................      50,789      23,698
                                                 ----------  ----------

TOTAL ASSETS...................................  $1,096,690  $1,087,533
                                                 ==========  ==========



The accompanying notes are an integral part of these financial statements.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                              DECEMBER 31,
                                           -----------------------
                                             1993        1992
                                           ----------   ----------
LIABILITIES AND SHAREOWNER'S INVESTMENT
CURRENT LIABILITIES
 Debt maturing within one year:
  Affiliate..............................  $   20,387   $   22,175
  Other..................................          55          500
 Accounts payable:
  Affiliates.............................      35,466       29,388
  Other..................................      30,379       53,994
 Accrued expenses:
  Vacation pay...........................      10,161        9,390
  Interest...............................       5,012        5,243
  Taxes..................................       9,687       10,430
  Other..................................      11,770       17,252
 Advance billings and customer deposits..      13,956       14,176
                                           ----------   ----------
                                              136,873      162,548
                                           ----------   ----------

LONG-TERM DEBT...........................     263,679      264,213
                                           ----------   ----------

EMPLOYEE BENEFIT OBLIGATIONS.............     128,866      110,278
                                           ----------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes...................      88,064      104,844
 Unamortized investment tax credits......      24,100       28,685
 Other...................................      67,136       23,057
                                           ----------   ----------
                                              179,300      156,586
                                           ----------   ----------

COMMITMENTS (Note 3)

SHAREOWNER'S INVESTMENT
 Common stock - one share, without
  par value, owned by parent.............     340,482      340,482
 Contributed capital.....................       5,657        5,657
 Reinvested earnings.....................      41,833       47,769
                                           ----------   ----------
                                              387,972      393,908
                                           ----------   ----------

TOTAL LIABILITIES AND SHAREOWNER'S
 INVESTMENT..............................  $1,096,690   $1,087,533
                                           ==========   ==========




The accompanying notes are an integral part of these financial statements.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                                     1993       1992       1991
                                                   ---------  ---------  ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)................................ $  67,589  $  72,668  $  (1,693)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation and amortization.................   116,164    111,890    106,964
   Extraordinary item related to early
     extinguishment of debt, net of tax benefit..     1,456      1,948        ---
   Cumulative effect of changes in accounting
     principles..................................     7,397        ---     69,964
   Allowance for funds used during construction..      (544)      (849)      (778)
   Other items, net..............................      (304)        44         60
   Changes in certain assets and liabilities:
      Accounts receivable........................     1,742    (13,164)     6,760
      Material and supplies......................      (270)       (66)     3,265
      Other assets...............................    16,817     (5,211)    (3,826)
      Accounts payable and accrued taxes.........   (12,941)    24,988     19,342
      Deferred income taxes, net.................    (3,511)    (3,782)    (1,007)
      Unamortized investment tax credits.........    (4,585)    (4,785)    (6,046)
      Employee benefit obligations...............     6,899        873         36
      Other liabilities..........................    (4,411)      (406)       910
                                                  ---------  ---------  ---------

Net cash provided by operating activities........   191,498    184,148    193,951
                                                  ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.......   (99,701)  (109,036)  (113,634)
Other plant-related changes......................    (1,630)    (3,022)    (4,220)
                                                  ---------  ---------  ---------

Net cash used in investing activities............  (101,331)  (112,058)  (117,854)
                                                  ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.........................    49,250     49,640        ---
Principal repayments of
 capital lease obligations.......................      (500)      (532)      (205)
Early extinguishment of debt and related
 call premium....................................   (52,185)   (52,515)       ---
Net change in note payable to affiliate..........    (1,788)   (11,145)     1,374
Dividends paid...................................   (73,150)   (62,750)   (68,700)
Net change in outstanding checks drawn on
 controlled disbursement accounts................    (5,064)     4,861     (8,215)
                                                  ---------  ---------  ---------

Net cash used in financing activities............   (83,437)   (72,441)   (75,746)
                                                  ---------  ---------  ---------

NET CHANGE IN CASH...............................     6,730       (351)       351

CASH, BEGINNING OF YEAR..........................       ---        351        ---
                                                  ---------  ---------  ---------

CASH, END OF YEAR................................ $   6,730   $    ---  $     351
                                                  =========   ========  =========

   The accompanying notes are an integral part of these financial statements.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                         NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

 Bell Atlantic - West Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of West Virginia (the Company), a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic), maintains its accounts in accordance with the Uniform System of Accounts (USOA) prescribed by the Federal Communications Commission (FCC) and makes certain adjustments necessary to present the accompanying financial statements in accordance with generally accepted accounting principles applicable to regulated entities. Such principles differ in certain respects from those used by unregulated entities, but are required to appropriately reflect the financial and economic impacts of regulation and the ratemaking process. Significant differences resulting from the application of these principles are disclosed elsewhere in these Notes to Financial Statements where appropriate.

REVENUE RECOGNITION

 Revenues are recognized as earned on the accrual basis, which is generally when services are rendered based on the usage of the Company's local exchange network and facilities.

CASH AND CASH EQUIVALENTS

 The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents. Cash equivalents are stated at cost, which approximates market value.

MATERIAL AND SUPPLIES

 New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items. Nonreusable material is carried at estimated salvage value.

PREPAID DIRECTORY

 Costs of directory production and advertising sales are deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

PLANT AND DEPRECIATION

 The Company's provision for depreciation is based principally on the remaining life method of depreciation and straight-line composite rates. The provision for depreciation is based on the following estimated remaining service lives: buildings, 25 to 35 years; central office equipment, 1 to 11 years; telephone instruments and related equipment, 8 to 9 years; poles, 15 years; cable and wiring, 6 to 16 years; conduit, 36 years; office equipment and furniture, 5 to 9 years; vehicles and other work equipment, 3 to 9 years. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining service lives authorized by regulatory commissions. Depreciation expense also includes amortization of certain classes of telephone plant (and certain identified depreciation reserve deficiencies) over periods authorized by regulatory commissions.

 When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining service lives of the remaining net investment in telephone plant.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

MAINTENANCE AND REPAIRS

 The cost of maintenance and repairs of plant, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expenses.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

 Regulatory commissions allow the Company to record an allowance for funds used during construction, which includes both interest and equity return components, as a cost of plant and as an item of other income. Such income is not recovered in cash currently, but will be recoverable over the service life of the plant through higher depreciation expense recognized for regulatory purposes.

EMPLOYEE BENEFITS

 Pension Plans

 Substantially all employees of the Company are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and its subsidiaries, including the Company. The Company uses the projected unit credit actuarial cost method for determining pension cost for financial reporting purposes. Amounts contributed to the Company's pension plans are actuarially determined principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

 Postretirement Benefits Other Than Pensions

 Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans.

 Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pen-sions," which requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date the employees attain full eligibility for such benefits.

 A portion of the postretirement accrued benefit obligation is contributed to 501(c)(9) trusts and 401h accounts under applicable federal income tax regulations. The amounts contributed to these trusts and accounts are actuarially determined, principally under the aggregate cost actuarial method.

Postemployment Benefits

  The Company provides employees with postemployment benefits such as disability, benefits, workers' compensation, and severance pay.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," which requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. Prior to 1993, the cost of these benefits was charged to expense as the benefits were paid.

INCOME TAXES

  Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return.

  Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  The consolidated amount of current and deferred tax expense is allocated by applying the provisions of Statement No. 109 to each subsidiary as if it were a separate taxpayer.

  Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11, "Accounting for Income Taxes" (APB No. 11). Under APB No. 11, deferred taxes were generally provided to reflect the effect of timing differences on the recognition of revenue and expense determined for financial and income tax reporting purposes. The Company did not fully provide deferred income taxes on certain timing differences when regulators permitted only income taxes actually paid to be recognized currently as a cost of service.

  The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

RECLASSIFICATIONS

  Certain reclassifications of prior years' data have been made to conform to 1993 classifications.

2.  DEBT

LONG-TERM

  Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding at December 31 are as follows:

                                                      1993         1992
                                                  -----------  -----------
                                                   (DOLLARS IN THOUSANDS)

      Forty year 5%, due 2000...................    $ 25,000     $ 25,000
      Ten year 6.05%, due 2003..................      50,000          ---
      Twelve year 7%, due 2004..................      50,000       50,000
      Forty year 7 1/4%, due 2009...............      40,000       40,000
      Forty year 7 1/4%, due 2013...............      50,000       50,000
      Forty year 9%, due 2015...................         ---       50,000
      Forty year 8.4%, due 2029.................      50,000       50,000
                                                    --------     --------
                                                     265,000      265,000

      Unamortized discount and premium, net.....      (1,437)        (958)
      Capital lease obligations - average rate
        11.7% and 6.6%..........................         171          671
                                                    --------     --------
      Total long-term debt, including
        current maturities......................     263,734      264,713
      Less maturing within one year.............          55          500
                                                    --------     --------
      Total long-term debt......................    $263,679     $264,213
                                                    ========     ========

    Long-term debt outstanding at December 31, 1993 includes $115,000,000 that is callable by the Company. The call prices of these debentures range from 102.8% to 100.3% of face value, depending on the remaining term to maturity of the issue. In addition, long-term debt includes $50,000,000 which will become redeemable only on October 15, 1996 at the option of the holders. The redemption price will be 100.0% of face value plus accrued interest.

    On May 19, 1993, the Company sold $50,000,000 of Ten Year 6.05% Debentures, due May 15, 2003, through a public offering. These debentures are not redeemable by the Company prior to maturity. The net proceeds of this issuance were used to refinance $50,000,000 of Forty Year 9% Debentures due May 15, 2015, which were redeemed by the Company on June 7, 1993 at a call price equal to 104.37% of the face value of the issue, plus accrued interest from May 15, 1993. As a result of the early extinguish-ment of this debt, the Company recorded a charge of $2,425,000 before an income tax benefit of $969,000.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

    In 1992, the Company recorded an extraordinary charge associated with the early extinguishment of debentures called by the Company of $3,246,000, before an income tax benefit of $1,298,000.

    At December 31, 1993, the Company had $50,000,000 outstanding under a shelf registration statement filed with the Securities and Exchange Commission.

    The fair value of long-term debt is estimated based on the quoted market prices for the same or similar issues. At December 31, 1993 and 1992, the fair value of the Company's long-term debt, excluding unamortized discount and premium and capital lease obligations, is estimated at $277,000,000 and $262,000,000, respectively.

MATURING WITHIN ONE YEAR

    Debt maturing within one year consists of the following at December 31:

                                                              WEIGHTED AVERAGE
                                                             INTEREST RATES**
                                                             ------------------
                               1993      1992      1991      1993   1992   1991
                             --------  --------  --------    ----   ----   ----
                              (DOLLARS IN THOUSANDS)

Note payable to affiliate..   $20,387  $22,175   $33,320     3.3%   3.7%   5.0%
                                                             ===    ===    ===
Capital lease obligations...       55      500       166
                              -------  -------   -------
Total.......................  $20,442  $22,675   $33,486
                              =======  =======   =======
Average amount of the note
 payable outstanding during
 the year*..................  $26,135  $29,287   $31,754     3.2%   3.8%   6.1%
                                                             ===    ===    ===
Maximum amount of the note
 payable at any month-end
 during the year............  $35,877  $49,100   $45,300

* Amounts represent average daily face amount of the note.
** Weighted average interest rates are computed by dividing the average daily face amount of the note into the aggregate related interest expense.


   At December 31, 1993, the Company had an unused line of credit balance of $49,200,000 with an affiliate, Bell Atlantic Network Funding Corporation (BANFC) (Note 7).

   At December 31, 1993 and 1992, the carrying amount of debt maturing within one year, excluding capital lease obligations, approximates fair value.

3.  LEASES

   The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $1,737,000 and $1,749,000 and related accumulated amortization of $1,561,000 and $1,063,000 at December 31, 1993 and 1992, respectively. The Company incurred no initial capital lease obligations in 1993, as compared to $860,000 in 1992, and $47,000 in 1991.

   Total rent expense amounted to $23,207,000 in 1993, $26,257,000 in 1992, and $27,081,000 in 1991. Of these amounts, the Company incurred rent expense of $10,332,000, $10,531,000, and $10,579,000 in 1993, 1992, and 1991, respectively, from affiliated companies.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

  At December 31, 1993, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:


      YEARS                         CAPITAL LEASES  OPERATING LEASES
      -----                         --------------  ----------------
                                         (DOLLARS IN THOUSANDS)

      1994.......................            $ 65           $ 2,258
      1995.......................              57             2,068
      1996.......................              10             1,729
      1997.......................              --             1,570
      1998.......................              --             1,271
      Thereafter.................              --             4,145
                                             ----           -------
      Total......................             132           $13,041
                                                            =======

      Plus salvage value, net
       of imputed interest.......              39
                                             ----
      Present value of net
       minimum lease payments....             171
      Less current installments..              55
                                             ----
      Long-term obligation at
       December 31, 1993.........            $116
                                             ====

4.  EMPLOYEE BENEFITS

PENSION PLANS

  Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan and a stated percentage of adjusted career average earnings under the plans for management employees. The Company's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign Government and corporate debt securities, and real estate.

    Aggregate pension cost for the plans is as follows:

                                       YEARS ENDED DECEMBER 31,
                                       ------------------------
                                       1993     1992     1991
                                       -----    ------   ------
                                        (DOLLARS IN THOUSANDS)

       Pension cost..................  $3,886   $6,793   $4,697
                                       ======   ======   ======

       Pension cost as a percentage
        of salaries and wages.........    4.2%     5.9%     4.1%
                                       ======   ======   ======

   The decrease in pension cost in 1993 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding years, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

   In 1992, the Company recognized $3,106,000 of special termination benefit costs related to the early retirement of associate employees. The special termination benefit costs and the net effect of changes in plan provisions, certain actuarial assumptions, and the amortization of actuarial gains and losses related to demographic and investment experience increased pension cost in 1992. A change in the expected long-term rate of return on plan assets resulted in a $3,231,000 reduction in pension cost (which reduced operating expense by $2,746,000 after capitalization of amounts related to the construction program) and partially offset the 1992 cost increase.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

   Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (Statement No. 87) requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension cost and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not allow for the determination of this information on an individual participating company basis.

   Significant actuarial assumptions are as follows:

                                                 1993   1992   1991
                                                 -----  -----  -----
    Discount rate used to measure the
      projected benefit obligation.............  7.25%  7.75%  7.75%
    Assumed rate of future increases in
      compensation levels......................  5.25%  5.25%  5.25%
    Expected long-term rate of return on plan
      assets used to calculate pension cost....  8.25%  8.25%  7.50%

   The Company has in the past entered into collective bargaining agreements with unions representing certain employees and expects to do so in the future. Pension benefits have been included in these agreements and improvements in benefits have been made from time to time. Additionally, the Company has amended the benefit formula under pension plans maintained for its management employees. Expectations with respect to future amendments to the Company's pension plans have been reflected in determining the Company's pension cost under Statement No. 87.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Effective January 1, 1991, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106). Statement No. 106 requires accrual accounting for all postretirement benefits other than pensions. Under the prescribed accrual method, the Company's obligation for these postretirement benefits is to be fully accrued by the date employees attain full eligibility for such benefits.

   In conjunction with the adoption of Statement No. 106, the Company elected, for financial reporting purposes, to recognize immediately the accumulated postretirement benefit obligation for current and future retirees, net of the fair value of plan assets and recognized accrued postretirement benefit costs (transition obligation), in the amount of $69,964,000, net of a deferred income tax benefit of $46,822,000.

   For purposes of measuring the interstate rate of return achieved by the Company, the FCC permits recognition of postretirement benefit costs, including amortization of the transition obligation, in accordance with the prescribed accrual method included in Statement No. 106. In January 1993, the FCC denied adjustments to the interstate price cap formula which would have permitted tariff increases to reflect the incremental postretirement benefit cost resulting from the adoption of Statement No. 106.

   For the purposes of measuring intrastate rate of return, the Company recognizes the accrued postretirement benefit cost, including amortization of the transition obligation, in accordance with the prescribed method in Statement No. 106. This method is subject to authoritative approval by the Board of Regulatory Commissioners.

   Pursuant to Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71), a regulatory asset associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery given the Company's assessment of its long-term competitive environment.

   Substantially all of the Company's management and associate employees are covered under multi-employer postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The

                      BELL ATLANTIC - WEST VIRGINIA, INC.

postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement.

   The Company funds for postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. and foreign government and corporate debt securities.

   The aggregate postretirement benefit cost for the year ended December 31, 1993, 1992, and 1991 was $11,396,000, $16,065,000, and $9,357,000 respectively.
As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the Company. The increases in the postretirement benefit cost between 1993 and 1991 were primarily due to the change in benefit levels and claims experience. Also contributing to these increases were changes in actuarial assumptions and demographic experience.

   Statement No. 106 requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of the net periodic postretirement benefit cost, and a reconciliation of the funded status of the plans with the amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

   The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.25% at December 31, 1993 and 7.75% at December 31, 1992. The assumed rate of future increases in compensation levels was 5.25% at December 31, 1993, and 1992. The expected long-term rate of return on plan assets was for 8.25% for 1993 and 1992 and 7.5% for 1991. The medical cost trend rate in 1993 was approximately 13.0%, grading down to an ultimate rate in 2003 of approximately 5.0%. The dental cost trend rate in 1993 and thereafter is approximately 4.0%.

   Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under the plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement plans have been reflected in determining the Company's postretirement benefit costs under Statement No. 106.

POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. This change principally affects the Company's accounting for disability and workers' compensation benefits, which previously were charged to expense as the benefits were paid.

   The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $7,397,000, net of a deferred income tax benefit of $4,919,000. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense in 1993.

5.  INCOME TAXES

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the liability method. Under the liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

   Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $173,000, representing the cumulative effect of adopting Statement No. 109, which has been reflected in Operating Income Taxes in the Statement of Income and Reinvested Earnings.

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances were primarily deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations" (Statement No. 71). At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $43,899,000 in Other Assets. These regulatory assets represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize (i) temporary differences for which deferred taxes had not been provided and (ii) the increase in the deferred state tax liability which resulted from increases in state income tax rates subsequent to the dates the deferred taxes were recorded. In addition, income tax-related regulatory liabilities totaling $48,460,000 were recorded in Deferred Credits and Other Liabilities - Other. These regulatory liabilities represent the anticipated future regulatory recognition of the Statement No. 109 adjustments to recognize
(i) a reduced deferred tax liability resulting from decreases in federal income tax rates subsequent to the dates the deferred taxes were recorded and (ii) a deferred tax benefit required to recognize the effects of the temporary differences attributable to the Company's policy of accounting for investment tax credits using the deferred method. These deferred taxes and regulatory assets and liabilities have been increased for the tax effect of future revenue requirements. These regulatory assets and liabilities are amortized at the time the related deferred taxes are recognized in the ratemaking process.

   Prior to the adoption of Statement No. 109, the Company had income tax timing differences for which deferred taxes had not been provided pursuant to the ratemaking process of $32,938,000 and $37,800,000 at December 31, 1992 and 1991, respectively. These timing differences principally related to the allowance for funds used during construction and certain taxes and payroll-related construction costs capitalized for financial statement purposes, but deducted currently for income tax purposes, net of applicable depreciation.

   The Omnibus Budget Reconciliation Act of 1993, which was enacted in August 1993, increased the federal corporate income tax rate from 34% to 35%, effective January 1, 1993. In the third quarter of 1993, the Company recorded a net charge to the tax provision of $212,000, which included a $1,202,000 charge for the nine month effect of the 1% rate increase, largely offset by a one-time net benefit of $990,000 related to adjustments to deferred tax assets associated with the postretirement benefit obligation of the Company.

   Pursuant to Statement No. 71, the effect of the income tax rate increase on the deferred tax balances was primarily deferred through the establishment of regulatory assets of $1,483,000 and the reduction of regulatory liabilities of $4,379,000. The Company did not recognize regulatory assets and liabilities related to the postretirement benefit obligation or the associated deferred income tax asset.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

   The components of operating income tax expense are as follows:

                                YEARS ENDED DECEMBER 31,
                              ----------------------------
                                1993      1992      1991
                              --------  --------  --------
                                 (DOLLARS IN THOUSANDS)
Current:
      Federal...............  $46,465   $40,124   $35,531
      State.................   12,682    11,304     9,571
                              -------   -------   -------
                               59,147    51,428    45,102
                              -------   -------   -------
Deferred:
      Federal...............   (6,153)   (8,420)   (3,646)
      State.................    2,642     4,638     2,639
                              -------   -------   -------
                               (3,511)   (3,782)   (1,007)
                              -------   -------   -------
                               55,636    47,646    44,095
Investment tax credits......   (4,585)   (4,785)   (6,046)
                              -------   -------   -------

Total.......................  $51,051   $42,861   $38,049
                              =======   =======   =======

    Income tax expense (benefit) which relate to non-operating income and expense included in Miscellaneous-net was $(694,000), $1,453,000 and $(337,000), in 1993, 1992, and 1991, respectively.

    For the years ended December 31, 1992 and 1991, deferred income tax expense resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:

                              YEARS ENDED DECEMBER 31,
                             --------------------------
                                 1992          1991
                             ------------  ------------
                               (DOLLARS IN THOUSANDS)

 Accelerated depreciation..      $ 2,484       $  (666)
 Employee benefits.........       (4,299)       (1,340)
 Other, net................       (1,967)          999
                                 -------       -------
 Total.....................      $(3,782)      $(1,007)
                                 =======       =======

    The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                             YEARS ENDED DECEMBER 31,
                                            ---------------------------
                                              1993      1992     1991
                                            --------  --------  -------

 Statutory federal income tax rate........     35.0%     34.0%    34.0%
 Investment tax credits...................     (2.6)     (3.6)    (4.0)
 State income taxes, net of federal
  income tax benefits.....................      6.2       6.8      7.6
 Benefit of rate differential applied
  to reversing timing differences.........       .5      (2.3)    (3.3)
 Reversal of previously capitalized
  interest, taxes and payroll-related
  construction costs......................      1.7       1.9      1.8
 Prior year tax adjustment.............        (1.4)      (.2)    (2.0)
 Other, net............................          .3        .7      1.5
                                               ----      ----     ----
 Effective income tax rate.............        39.7%     37.3%    35.6%
                                               ====      ====     ====

                      BELL ATLANTIC - WEST VIRGINIA, INC.

   At December 31, 1993, the significant components of deferred tax assets and liabilities were as follows:

                                   DEFERRED TAX       DEFERRED TAX
                                      ASSETS           LIABILITIES
                                   ------------       ------------
                                      (DOLLARS IN THOUSANDS)

    Depreciation............       $    ---            $183,700
    Employee benefits.......         67,500                 ---
    Investment tax credits..         16,600                 ---
    Advance payments........            200                 ---
    Other...................         17,200               5,200
                                   --------            --------
    Total...................       $101,500            $188,900
                                   ========            ========

   Total deferred tax assets include approximately $55,000,000 related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

6.  SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                                  YEARS ENDED DECEMBER 31,
                                                  -------------------------
                                                   1993     1992     1991
                                                  -------  -------  -------
                                                   (DOLLARS IN THOUSANDS)
    Supplemental Cash Flow Information:
      Interest paid, net of interest
       capitalized...............................  $20,311  $23,015  $22,989
      Income taxes paid..........................  $58,589  $49,836  $44,487

    Additional Financial Information:
      Interest expense:
        Interest on long-term debt.............    $19,407  $21,031  $21,199
        Interest on note payable to affiliate..        829    1,113    1,931
        Other..................................         70      240      224
                                                   -------  -------  -------
      Total interest expense...................    $20,306  $22,384  $23,354
                                                   =======  =======  =======

    For the years ended December 31, 1993, 1992, and 1991, revenues generated from services provided to AT&T, principally network access, billing and collection, and sharing of network facilities, were $79,506,000, $85,436,000, and $87,437,000, respectively. At December 31, 1993 and 1992, Accounts receivable, net, included $6,504,000 and $6,664,000, respectively, from AT&T.

    Financial instruments that potentially subject the Company to concentrations of credit risk consist of trade receivables with AT&T, as noted above. Credit risk with respect to other trade receivables is limited due to the large number of customers included in the Company's customer base.

    At December 31, 1992, $4,891,000 of negative cash was classified as Accounts payable.


7.  TRANSACTIONS WITH AFFILIATES

    The Company has contractual arrangements with an affiliated company, Bell Atlantic Network Services, Inc. (NSI), for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis.

    In connection with these services, the Company recognized $84,061,000, $80,342,000, and $79,442,000 in operating expenses for the years ended December 31, 1993, 1992, and 1991, respectively. Included in these expenses were $6,982,000 in 1993, $9,301,000 in 1992, and $7,601,000 in 1991 billed to NSI and allocated to the Company by Bell Communications Research, Inc., another affiliated company owned jointly by the seven regional holding companies. In 1991, these charges included $2,086,000, associated with NSI's adoption of Statement No. 106. In addition, in 1991, the Company recognized a charge of $21,089,000 representing the Company's proportionate share of NSI's accrued transition obligation under Statement No. 106.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

    In connection with the adoption of Statement No. 112 in 1993, the cumulative effect included $377,000, net of a deferred income tax benefit of $251,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.

    The Company has a contractual agreement with an affiliated company, BANFC for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of the telephone subsidiaries and NSI, and invests funds in temporary investments of their behalf. In connection with this arrangement, the Company recognized interest expense of $829,000, $1,113,000, and $1,931,000 in 1993, 1992, and 1991, respectively, and $28,000 and $42,000 in interest income in 1993 and 1992, respectively.

    In 1993, the Company received $4,967,000 in revenue from affiliates principally, related to rent received for use of Company facilities and equipment, and paid $10,884,000 in other operating expenses to affiliated companies. These amounts were $5,050,000 and $10,531,000, respectively, in 1992 and $4,811,000 and $10,579,000, respectively in 1991.

    On February 1, 1994, the Company declared and paid a dividend in the amount of $17,140,000 to Bell Atlantic.

8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                       INCOME BEFORE
                                                       EXTRAORDINARY
                                                          ITEM AND
                                                         CUMULATIVE
                                TOTAL       NET      EFFECT OF CHANGE
                              OPERATING  OPERATING    IN ACCOUNTING        NET
QUARTER ENDED                  REVENUES  REVENUES      PRINCIPLE         INCOME
- -------------                ----------  ---------   -----------------  --------
                                             (DOLLARS IN THOUSANDS)
1993:
March 31 ..................   $141,267   $ 36,136         $17,900        $10,503
June 30 ...................    142,949     38,170          19,976         18,520
September 30 ..............    144,900     38,993          21,062         21,062
December 31 ...............    141,871     34,660          17,504         17,504
                              --------   --------         -------       --------
   Total ..................   $570,987   $147,959         $76,442        $67,589
                              ========   ========         =======       ========


1992:
March 31 ..................   $137,964   $ 37,730         $21,561        $21,561
June 30 ...................    143,424     37,578          19,424         19,424
September 30 ..............    140,350     35,044          18,631         16,683
December 31 ...............    138,878     25,983          15,000         15,000
                              --------   --------         -------       --------
   Total ..................   $560,616   $136,335         $74,616        $72,668
                              ========   ========         =======       ========

    Net income for the first quarter of 1993 has been restated to include a charge of $7,397,000, net of a deferred income tax benefit of $4,919,000, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Note 4).

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                             (DOLLARS IN THOUSANDS)


- ----------------------------------------------------------------------------------------------------------
                                               BALANCE AT  ADDITIONS
                                               BEGINNING    AT COST   RETIREMENTS    OTHER    BALANCE AT
CLASSIFICATION                                 OF PERIOD   NOTE (a)     NOTE (b)    CHANGES  END OF PERIOD
- ---------------------------------------------  ----------  ---------  ------------  -------  -------------

Land.........................................  $    6,012  $    (18)      $    54   $  ---      $    5,940
Buildings....................................     105,368     5,719           461       ---        110,626
Central Office Equipment.....................     522,007    55,415        25,201       ---        552,221
Telephone Instruments and Related Equipment..      16,008     1,597          (612)      ---         18,217
Poles........................................     100,517     4,301         1,801       ---        103,017
Cable and Wiring.............................     566,684    27,222        10,467       ---        583,439
Conduit......................................      37,823     2,258            45       ---         40,036
Office Equipment and Furniture...............      39,120     2,069         3,903       ---         37,286
Vehicles and Other Work Equipment............      34,091     3,633         3,218       ---         34,506
Other........................................       6,866       479            73       ---          7,272
                                               ----------  --------       -------   -------     ----------
  Total in Service (c).......................   1,434,496   102,675        44,611       ---      1,492,560

Plant Under Construction.....................      28,044    (2,715)          ---       ---         25,329
Other........................................         464         1           ---       ---            465
                                               ----------  --------       -------   -------     ----------

  Total Plant, Property and Equipment........  $1,463,004  $ 99,961       $44,611   $  ---      $1,518,354
                                               ==========  ========       =======   =======     ==========

The notes on page F-21 are an integral part of this schedule.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1992
                             (DOLLARS IN THOUSANDS)


- ----------------------------------------------------------------------------------------------------------
                                               BALANCE AT  ADDITIONS
                                               BEGINNING    AT COST   RETIREMENTS    OTHER    BALANCE AT
CLASSIFICATION                                 OF PERIOD   NOTE (a)     NOTE (b)    CHANGES  END OF PERIOD
- ---------------------------------------------  ----------  ---------  ------------  -------  -------------
Land.........................................  $    6,009  $      3      $    ---   $   ---     $    6,012
Buildings....................................     102,334     3,915           881       ---        105,368
Central Office Equipment.....................     506,765    51,704        36,462       ---        522,007
Telephone Instruments and Related Equipment..      18,935     1,487         4,414       ---         16,008
Poles........................................      97,519     4,702         1,704       ---        100,517
Cable and Wiring.............................     649,133    25,800       108,249       ---        566,684
Conduit......................................      36,641     1,299           117       ---         37,823
Office Equipment and Furniture...............      34,395     6,082         1,357       ---         39,120
Vehicles and Other Work Equipment............      32,386     2,749         1,044       ---         34,091
Other........................................       5,409     1,578           121       ---          6,866
                                               ----------  --------      --------   -------     ----------
  Total in Service (c).......................   1,489,526    99,319       154,349       ---      1,434,496

Plant Under Construction.....................      16,570    11,474           ---       ---         28,044
Other........................................         464       ---           ---       ---            464
                                               ----------  --------      --------   -------     ----------

  Total Plant, Property and Equipment........  $1,506,560  $110,793      $154,349   $   ---     $1,463,004
                                               ==========  ========      ========   =======     ==========

The notes on page F-21 are an integral part of this schedule.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                   SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1991
                             (DOLLARS IN THOUSANDS)


- ----------------------------------------------------------------------------------------------------------------
                                                 BALANCE AT    ADDITIONS                  OTHER
                                                 BEGINNING      AT COST    RETIREMENTS   CHANGES     BALANCE AT
CLASSIFICATION                                   OF PERIOD      NOTE (a)     NOTE (b)    NOTE (d)  END OF PERIOD
- --------------                                 --------------  ----------  ------------  --------  -------------

Land.........................................      $    6,012   $     (3)      $   ---   $   ---     $    6,009
Buildings....................................          98,268      5,005           939       ---        102,334
Central Office Equipment.....................         505,268     67,434        65,937       ---        506,765
Telephone Instruments and Related Equipment..          17,670      1,867           602       ---         18,935
Poles........................................          95,103      4,387         1,971       ---         97,519
Cable and Wiring.............................         639,919     25,993        16,779       ---        649,133
Conduit......................................          35,085      1,653            97       ---         36,641
Office Equipment and Furniture...............          36,069      3,091         2,311    (2,454)        34,395
Vehicles and Other Work Equipment............          31,491      3,196         2,301       ---         32,386
Other........................................           5,681        385           657       ---          5,409
                                                   ----------   --------       -------   -------     ----------
  Total in Service (c).......................       1,470,566    113,008        91,594    (2,454)     1,489,526

Plant Under Construction.....................          14,412      2,158           ---       ---         16,570
Other........................................             476          3            15       ---            464
                                                   ----------   --------       -------   -------     ----------

  Total Plant, Property and Equipment........      $1,485,454   $115,169       $91,609   $(2,454)    $1,506,560
                                                   ==========   ========       =======   =======     ==========

The notes on page F-21 are an integral part of this schedule.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

              NOTES TO SCHEDULE V - PLANT, PROPERTY AND EQUIPMENT


- --------------

(a) These additions include (1) the original cost (estimated if not specifically determinable) of reused material, which is concurrently credited to material and supplies, and (2) allowance for funds used during construction. Transfers between Plant in Service, Plant Under Construction and Other are also included in Additions at Cost.

(b) Items of plant, property and equipment are deducted from the property accounts when retired or sold at the amounts at which they are included therein, estimated if not specifically determinable.

(c) The Company's provision for depreciation is principally based on the remaining life method and straight-line composite rates prescribed by regulatory authorities. The remaining life method provides for the full recovery of the remaining net investment in plant, property and equipment. In 1993 and 1991, the Company implemented changes in depreciation rates approved by regulatory authorities. These changes reflect decreases in estimated service lives of the Company's plant, property and equipment in service. The rulings will allow a more rapid recovery of the Company's investment in plant, property and equipment through closer alignment with current estimates of its remaining economic useful life. For the years 1993, 1992, and 1991, depreciation expressed as a percentage of average depreciable plant was 8.0%, 7.8%, and 7.2%, respectively.

(d) The decrease to Office Equipment and Furniture of $2,454,000 in 1991 resulted from the transfer of Bell Atlantic Knowledge Systems, Inc. (BAKS), a wholly owned subsidiary of the Company, to Bell Atlantic Corporation
     (BAC), effective January 1, 1991.

(e) See Note 1 of Notes to Financial Statements for the Company's depreciation policies.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                     SCHEDULE VI - ACCUMULATED DEPRECIATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

- ------------------------------------------------------------------------------------------
                                ADDITIONS
                BALANCE AT      CHARGED TO                    OTHER
                BEGINNING        EXPENSE                     CHANGES          BALANCE AT
CLASSIFICATION  OF PERIOD        NOTE (b)   RETIREMENTS      NOTE (a)        END OF PERIOD
- --------------  --------------  ----------  -----------  ------------   ------------------
Year 1993..       $508,125        $116,164    $ 46,675     $  (270)             $577,344

Year 1992..       $555,039        $110,518    $157,432     $   ---              $508,125

Year 1991..       $541,828        $108,336    $ 93,986     $(1,139)             $555,039



- ----------------------------------------

(a) Includes any gains or losses on disposition of plant, property and equipment. These gains and losses are amortized to depreciation expense over the remaining service lives of remaining net investment in plant, property and equipment. In addition, 1991 included approximately $900,000 resulting from the transfer of BAKS, a wholly owned subsidiary of the Company, to BAC, effective January 1, 1991.

(b) For years 1992 and 1991, "Additions Charged to Expense" reflects the impact of $1,372,000 associated with the deferral of reserve deficiency amortizations (RDAs) in 1991, and subsequent reversal in 1992, as directed under the FCC's "Modifications and Clarifications effected by LEC Price Cap Reconsideration Order" dated April 9, 1991.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                SCHEDULE VIII - VALUATION OF QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

- ----------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                        --------------------------
                                          BALANCE AT    CHARGED       CHARGED TO
                                         BEGINNING OF     TO       OTHER ACCOUNTS     DEDUCTIONS     BALANCE AT
DESCRIPTION                                 PERIOD     EXPENSES       NOTE(a)           NOTE(b)    END OF PERIOD
- ---------------------------------------  ------------  --------  -----------------  -------------  -------------
Allowance for Uncollectible Accounts:

  Year 1993............................    $3,452        $3,508    $4,803             $8,686         $3,077

  Year 1992............................    $2,756        $4,100    $5,122             $8,526         $3,452

  Year 1991............................    $1,610        $3,909    $3,233             $5,996         $2,756



- -------------------------------------------

(a) (i) Amounts previously written off which were credited directly to this account when recovered; and (ii) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which were billed by the Company.

(b) Amounts written off as uncollectible.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991
                             (DOLLARS IN THOUSANDS)

                                                               Charged to Costs
                  Item                                           And Expenses
                  ----                                         ----------------
Year 1993
  Maintenance and repairs ..................................       $100,905
                                                                   ========

  Other operating taxes:
    Property................................................       $ 12,405
    Gross receipts..........................................         11,645
    Capital stock...........................................          2,954
    Other...................................................            857
                                                                   --------

  Total other operating taxes...............................       $ 27,861
                                                                   ========

Year 1992
  Maintenance and repairs...................................       $109,824
                                                                   ========
  Other operating taxes:
    Property................................................       $ 11,654
    Gross receipts..........................................         10,651
    Capital stock...........................................          2,866
    Other...................................................            897
                                                                   --------
  Total other operating taxes...............................       $ 26,068
                                                                   ========

Year 1991
  Maintenance and repairs...................................       $102,572
                                                                   ========

  Other operating taxes:
    Property................................................       $ 11,078
    Gross receipts..........................................         10,212
    Capital stock...........................................          4,140
    Other...................................................          1,277
                                                                   --------
 Total other operating taxes................................       $ 26,707
                                                                   ========


Advertising costs for 1993, 1992, and 1991 are not presented, as such amounts are less than 1 percent of total operating revenues.

Amounts reported for 1992 and 1991 for maintenance and repairs have been revised to include certain additional costs.

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K


                   UNDER THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993


                      BELL ATLANTIC - WEST VIRGINIA, INC.


                         COMMISSION FILE NUMBER 1-7150

Form 10-K for 1993
File No. 1-7150
Page 1 of 1

                                 EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


 Exhibit Number (Referenced to Item 601 of Regulation S-K)
 ---------------------------------------------------------

    3a Certificate of Incorporation of the registrant as amended July 30, 1975 (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150).

           3a(i) Articles of Amendment dated August 29, 1990 (Exhibit 3a(1) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-7150).

           3a(ii) Articles of Incorporation Profit Amendment, dated January 6, 1994 and filed January 13, 1994.

    3b By-Laws of the registrant, as amended October 27, 1992. (Exhibit 3(b) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1992, File No. 1-7150).

    4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

    10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1993. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606)

    10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606)

    23     Consent of Coopers & Lybrand.

    24     Powers of attorney.