Form 10-Q
period 1994-03-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1994-05-13
CIK 19724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ----------------

                                   FORM 10-Q

                                ----------------


     (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1994

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


                        Telephone Number (304) 343-9911

                                ----------------




THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

                     Bell Atlantic - West Virginia, Inc.


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                  1994       1993
                                                ---------  ---------
OPERATING REVENUES
  Local service...............................  $ 71,952   $ 68,940
  Network access..............................    43,966     41,353
  Toll service................................    19,434     19,678
  Directory advertising, billing services
   and other (including $1,258 and $1,177
   from affiliates)...........................    13,431     12,241
  Provision for uncollectibles................    (1,333)      (945)
                                                --------   --------
                                                 147,450    141,267
                                                --------   --------
OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..................................    33,417     31,086
  Depreciation and amortization...............    26,261     28,839
  Other (including $24,391 and $22,060 to
   affiliates)................................    45,731     45,206
                                                --------   --------
                                                 105,409    105,131
                                                --------   --------
NET OPERATING REVENUES........................    42,041     36,136
                                                --------   --------

OPERATING INCOME TAXES
  Federal.....................................    11,026      8,589
  State.......................................     4,017      3,925
                                                --------   --------
                                                  15,043     12,514
                                                --------   --------

OPERATING INCOME..............................    26,998     23,622
                                                --------   --------

OTHER INCOME (EXPENSE)
  Allowance for funds used during
   construction...............................       205        162
  Miscellaneous - net.........................      (339)      (581)
                                                --------   --------
                                                    (134)      (419)
                                                --------   --------
INTEREST EXPENSE (including $118 and $241 to
 affiliate)...................................     4,796      5,303
                                                --------   --------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE......................    22,068     17,900

CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE
  Postemployment Benefits, Net of Tax.........       ---     (7,397)
                                                --------   --------

NET INCOME....................................  $ 22,068   $ 10,503
                                                ========   ========

REINVESTED EARNINGS
  At beginning of period......................  $ 41,833   $ 47,769
  Add: net income.............................    22,068     10,503
                                                --------   --------
                                                  63,901     58,272
  Deduct: dividends...........................    17,140     15,150
          other changes.......................       ---          9
                                                --------   --------
  At end of period............................  $ 46,761   $ 43,113
                                                ========   ========




                       See Notes to Financial Statements.

                     Bell Atlantic - West Virginia, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                    March 31,    December 31,
                                                      1994           1993
                                                   ----------    ------------
CURRENT ASSETS
  Cash...........................................  $      ---    $    6,730
  Note from affiliate............................       3,433           ---
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $3,253 and $3,077.........      69,723        63,925
    Affiliates...................................      12,199        15,166
    Other........................................       3,467         2,848
  Material and supplies..........................       3,074         2,836
  Prepaid expenses...............................      10,670        11,605
  Deferred income taxes..........................         591           680
  Other..........................................       1,101         1,101
                                                   ----------    ----------
                                                      104,258       104,891
                                                   ----------    ----------

PLANT, PROPERTY AND EQUIPMENT....................   1,528,016     1,518,354
  Less accumulated depreciation..................     598,089       577,344
                                                   ----------    ----------
                                                      929,927       941,010
                                                   ----------    ----------

OTHER ASSETS.....................................      48,981        50,789
                                                   ----------    ----------

TOTAL ASSETS.....................................  $1,083,166    $1,096,690
                                                   ==========    ==========



                       See Notes to Financial Statements.

                     Bell Atlantic - West Virginia, Inc.


                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  March 31,      December 31,
                                                    1994             1993
                                                 ----------      ------------
CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................  $      ---      $   20,387
   Other.......................................          54              55
  Accounts payable:
   Parent and affiliates.......................      32,510          35,466
   Other.......................................      25,652          30,379
  Accrued expenses:
   Taxes.......................................      20,790           9,687
   Other.......................................      27,705          26,943
  Advance billings and customer deposits.......      14,158          13,956
                                                 ----------      ----------
                                                    120,869         136,873
                                                 ----------      ----------

LONG-TERM DEBT.................................     263,688         263,679
                                                 ----------      ----------

EMPLOYEE BENEFIT OBLIGATIONS...................     130,632         128,866
                                                 ----------      ----------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................      87,643          88,064
  Unamortized investment tax credits...........      23,460          24,100
  Other........................................      63,974          67,136
                                                 ----------      ----------
                                                    175,077         179,300
                                                 ----------      ----------
SHAREOWNER'S INVESTMENT
  Common stock, without par value,
   owned by parent.............................     340,482         340,482
  Contributed capital..........................       5,657           5,657
  Reinvested earnings..........................      46,761          41,833
                                                 ----------      ----------
                                                    392,900         387,972
                                                 ----------      ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..  $1,083,166      $1,096,690
                                                 ==========      ==========



                       See Notes to Financial Statements.

                     Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)



                                                    Three months ended
                                                         March 31,
                                                    ------------------
                                                      1994     1993
                                                    --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......    $ 48,322  $ 37,992
                                                    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to plant, property and equipment....     (14,286)  (24,290)
  Net change in note receivable from affiliate..      (3,433)      ---
  Other, net....................................        (415)     (379)
                                                    --------  --------
Net cash used in investing activities...........     (18,134)  (24,669)
                                                    --------  --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease
   obligations..................................         (15)     (140)
  Net change in note payable to affiliate.......     (20,387)    4,109
  Dividends paid................................     (17,140)  (15,150)
  Net change in outstanding checks drawn
   on controlled disbursement accounts..........         624    (2,142)
                                                    --------  --------
Net cash used in financing activities...........     (36,918)  (13,323)
                                                    --------  --------

NET CHANGE IN CASH .............................      (6,730)      ---


CASH, BEGINNING OF PERIOD ......................       6,730       ---
                                                    --------  --------

CASH, END OF PERIOD ............................    $    ---  $    ---
                                                    ========  ========


                       See Notes to Financial Statements.

                     Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)


(1)  Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - West Virginia, Inc. (formerly The Chesapeake and Potomac Telephone Company of West Virginia) (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1993 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

(2)  Dividend

     On May 2, 1994, the Company declared and paid a dividend in the amount of $21,150,000 to Bell Atlantic Corporation (Bell Atlantic).

(3)  Restatement - First Quarter 1993

     Results of operations for the three months ended March 31, 1993 were restated in the fourth quarter of 1993 to reflect the cumulative effect of the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits," effective January 1, 1993.

                     Bell Atlantic - West Virginia, Inc.

                           SELECTED OPERATING DATA
                                 (Unaudited)
                               (In Thousands)



                                                       At March 31,
                                                       ------------
                                                       1994   1993
                                                       -----  -----

    Network Access Lines in Service:

        Residence....................................    554    546
        Business.....................................    166    158
        Public.......................................     10     11
                                                        ----   ----
                                                         730    715
                                                        ====   ====




                                                 Three months ended
                                                     March 31,
                                                 ------------------
                                                   1994      1993
                                                 --------  --------

    Carrier Access Minutes of Use:

        Interstate............................    506,182   452,287
        Intrastate............................    101,704    84,383
                                                  -------  --------
                                                  607,886   536,670
                                                  =======  ========





                                                 Three months ended
                                                     March 31,
                                                 ------------------
                                                   1994      1993
                                                 --------  --------

    Toll Messages:

        Message Telecommunication Services.....     9,205     9,288
        Unidirectional Long-Distance Services..     1,053     1,327
                                                   ------  --------
                                                   10,258    10,615
                                                   ======  ========

                     Bell Atlantic - West Virginia, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS

  Net income for the quarter ended March 31, 1994 increased $11,565,000 from the corresponding period last year. Results for the first quarter of 1993 reflect an after-tax charge of $7,397,000 for the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

OPERATING REVENUES

  Operating revenues increased $6,183,000 or 4.4% for the first quarter of 1994 from the corresponding period last year. The increase in total operating revenues was comprised of the following:


                                             Increase/(Decrease)
                                           (Dollars in Thousands)
                                           ----------------------
Local service.............................         $3,012
Network access............................          2,613
Toll service..............................           (244)
Directory advertising, billing
 services and other.......................          1,190
Less:  Provision for uncollectibles.......            388
                                                   ------
                                                   $6,183
                                                   ======


  Local service revenues are earned from the provision of local exchange, local private line, and public telephone services. Local service revenues increased $3,012,000 or 4.4% in the first quarter of 1994. The increase resulted primarily from growth in network access lines and higher demand for value-added central office services such as Custom Calling and Caller ID. Access lines in service at March 31, 1994 increased 2.1% from March 31, 1993 (see Selected Operating Data on page 6).

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

  Network access revenues increased $2,613,000 or 6.3% in the first quarter of 1994. Access minutes of use were 13.3% higher than the first quarter of 1993 (see Selected Operating Data on page 6), due to the effects of a recovering economy and inclement weather in the region. The increase in network access revenues is due to customer demand as reflected by growth in access minutes of use and increased access lines in service. These increases were partially offset by the effect of an interstate rate reduction filed by the Company with the Federal Communications Commission (FCC), which became effective on July 2, 1993. In its April 1, 1994 tariff filing, the Company filed revised rates which will become effective July 1, 1994, subject to FCC approval. These revised rates are not expected to significantly change current levels of interstate access revenues.

  Toll service revenues are earned from interexchange usage services such as Message Telecommunication Services (MTS), Unidirectional Services (Wide Area Toll Service (WATS) and 800 services), and private line services. Toll service revenues decreased $244,000 or 1.2% in the first quarter of 1994. Total toll message volumes, were 3.4% lower than the same period last year (see Selected Operating Data on page 6). The decrease in toll service revenues was due to competitive pressures on WATS and private line services, while MTS revenues and volumes remained substantially unchanged.

                     Bell Atlantic - West Virginia, Inc.

  Directory advertising, billing services and other revenues include amounts earned from directory advertising, billing and collection services provided to IXCs, premises services such as inside wire installation and maintenance, rent of Company facilities by affiliates and non-affiliates, and certain nonregulated enhanced network services.

  Directory advertising, billing services and other revenues increased $1,190,000 or 9.7% in the first quarter of 1994. This increase was primarily due to higher revenues from yellow pages directory advertising, higher volumes in billing and collection services and increased demand for voice messaging services such as Answer Call.

  The provision for uncollectibles, expressed as a percentage of total operating revenues, was .9% for the first quarter of 1994 and .7% for the same period last year.

OPERATING EXPENSES

  Operating expenses increased $278,000 or .3% in the first quarter of 1994 from the corresponding period last year. The increase in total operating expenses was comprised of the following:


                                          Increase/(Decrease)
                                         (Dollars in Thousands)
                                         ----------------------
Employee costs ........................          $2,331
Depreciation and amortization .........          (2,578)
Other .................................             525
                                                 ------
                                                 $  278
                                                 ======


  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses. Employee costs increased $2,331,000 or 7.5% in the first quarter of 1994, due to a combination of salary and wage increases and overtime, and an increase in the number of employees. The effect of winter storms on repair and maintenance activity contributed to the increase in employee costs.

  The Company continues to evaluate ways to streamline and restructure its operations and reduce its workforce requirements in an effort to improve its cost structure.

  Depreciation and amortization expense decreased $2,578,000 or 8.9% in the first quarter of 1994 due primarily to lower depreciation expense resulting from the completion, in December 1993, of accelerated depreciation for analog switching equipment. This decrease was partially offset by higher depreciation expense due to an increase in the level of depreciable plant.

  Other operating expenses consist primarily of contracted services, including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, and other general and administrative expenses. Other operating expenses increased $525,000 or 1.2% in the first quarter of 1994. The increase was principally due to increased costs for contracted services as a result of higher employee costs and taxes allocated from NSI, increased costs for the deployment of network software to support new switching equipment associated with enhancing the Company's network, and higher operating taxes other than income due to increased property taxes resulting from higher property assessments. Substantially offsetting these increases were the effect of one-time accruals for certain liabilities recorded in the first quarter of 1993, decreased contracted services from non-affiliates due in part to the winter storms, and lower rent expense to non-affiliates.

OPERATING INCOME TAXES

  The provision for income taxes increased $2,529,000 or 20.2% in the first quarter of 1994. The Company's effective income tax rate was 40.5% in the first quarter of 1994, compared to 41.2% for the same period in 1993. The first quarter 1994 effective tax rate reflects the effect of the reversal of certain deferred tax balances in the

                     Bell Atlantic - West Virginia, Inc.

first quarter of 1994, partially offset by an increase in the federal corporate tax rate from 34% to 35% as a result of federal tax legislation enacted in the third quarter of 1993.

INTEREST EXPENSE

  Interest expense decreased $507,000 or 9.6% in the first quarter of 1994, principally due to the effect of a long-term debt refinancing in 1993 and a reduction of short-term debt levels.

COMPETITIVE ENVIRONMENT

  The communications industry is currently undergoing fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are driven by a number of factors, including the accelerated pace of technological innovation, the convergence of telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which many traditional regulatory barriers are being lowered and competition permitted or encouraged.

  Communications services and equipment and the number of competitors offering such services are continuing to expand. The Company's telecommunications business is currently subject to competition from numerous sources, including competitive access providers for network access services and competing cellular telephone companies. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. Other potential sources of competition are cable television systems, shared tenant services and other non-carrier systems which are capable of partially or completely bypassing the Company's local network.

  The entry of well-financed competitors, such as large long-distance carriers and other local exchange service competitors, has the potential to adversely affect multiple revenue streams of the Company, including local exchange, local access, and long-distance services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend on competitors' success in marketing these services, and the conditions of interconnection established by regulators. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

  The Company continues to focus its efforts on becoming more competitive and seeking growth opportunities. The Company's responses to competitive challenges include an increased emphasis on meeting customer requirements through the rapid introduction of new products and services, the delivery of increased customer value, and the development of customer loyalty programs. In addition, the Company continues to strive for increased pricing flexibility through efforts to reprice and repackage existing competitive services, reduce its cost structure and workforce through consolidation, re-engineering and streamlining initiatives, and to achieve an improved regulatory and legislative environment. Other important competitive responses, including the development of broadband networks, will improve the Company's ability to take advantage of the growth opportunities created by technological advances and the convergence of communications, information services and entertainment industries.

REGULATORY ENVIRONMENT

  Federal Regulation
  ------------------

  Recent FCC regulatory rulings have sought to expand competition for special and switched access services. Effective February 1994, the FCC ordered local exchange carriers, including the Company, to allow competing carriers to interconnect to the local exchange network for the purpose of providing switched access transport services. The terms and conditions of this ruling are similar to those for special access collocation ordered during 1992. The principal goal of the FCC's collocation rulings is to encourage competition for these services. The FCC also granted additional, but limited, pricing flexibility for these services so that the local exchange carriers can better respond to the competition that will result. The Company does not expect the net revenue impact of special access collocation to be material. Revenue losses from

                     Bell Atlantic - West Virginia, Inc.

switched access collocation, however, may be larger than from special access collocation. Bell Atlantic and certain other parties have appealed both the special and switched access collocation orders. Appeals of the switched access collocation order have been stayed pending a decision on the appeal of the special access collocation order. Bell Atlantic expects the appeal on the special access collocation order to be decided in 1994.

  In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of the price cap rules and decide what changes, if any, should be made to those rules. Under proposed rulemaking, the FCC identified for examination three broad sets of issues including those related to the basic goals of price regulation, the operation of price caps and the transition of local exchange services to a fully competitive market. This rulemaking is expected to be concluded by the end of 1994. Any changes to the current price cap plan are expected to be effective January 1, 1995 or shortly thereafter. At this time, the Company cannot estimate the financial impact, if any, that would result if the FCC revised its current price cap rules.

  State Regulation
  ----------------

  The communications services of the Company are subject to regulation by the Public Service Commission of West Virginia (PSC) with respect to intrastate rates and services and other matters.

  The Company continues to operate under the provisions of the Incentive Regulation Plan which was approved by the PSC, with some modifications, in December 1991. The Incentive Regulation Plan gives the Company pricing flexibility for competitive services and freezes the rates for basic local exchange service. It also committed the Company to invest an additional $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure, provides the Company some flexibility in setting depreciation rates, and allows the Company to petition for a surcharge to reflect changes in federally mandated separations procedures and accounting rules. The Incentive Regulation Plan also provides for the phased elimination of Locality Rate Area charges, which are basic service charges paid by customers who are located farthest from the central office. Under the PSC's December 1991 order, the freeze on rates for basic service and the phase out of Locality Rate Area charges will end on December 31, 1994.

REGULATORY ACCOUNTING

  The Company conducts ongoing evaluations of its accounting practices, many of which have been prescribed by regulators. These evaluations include the assessment of whether costs that have been deferred as a result of actions of regulators and the cost of the Company's telephone plant will be recoverable in the future. In the event recoverability of costs becomes unlikely due to changes in cost-based regulation to another form of regulation, decisions by the Company to accelerate deployment of new technology, or increasing levels of competition, the Company may no longer apply the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). The discontinued application of Statement No. 71 would require the Company to write off its regulatory assets and liabilities and may require the Company to adjust the carrying amount of its telephone plant should it determine that such amount is not recoverable. The Company believes that it continues to meet the criteria for continued financial reporting under Statement No. 71. A determination in the future that such criteria are no longer met may result in a significant one-time, non-cash, extraordinary charge, if the Company determines that a substantial portion of the carrying value of its telephone plant may not be recoverable.

OTHER MATTERS

  Environmental Issues
  --------------------

  The Company is subject to a number of environmental matters as a result of its operations and shared liability provisions in the Plan of Reorganization, related to the Modification of Final Judgment. The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and

                     Bell Atlantic - West Virginia, Inc.

where the cost of remediation is estimable. Management believes that the aggregate amount of any potential liability would not have a material effect on the Company's financial condition or results of operations.

FINANCIAL CONDITION

  Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, and payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds, although additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

  The Company's debt ratio was 40.2% at March 31, 1994, compared to 42.3% at both December 31, 1993 and March 31, 1993.

  As of March 31, 1994, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                     Bell Atlantic - West Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corporation (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993.


Item 6.  Exhibits and Reports on Form 8-K


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1994.

                     Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  May 12, 1994              By  /s/ Ritchie A. Ireland, II
                                    --------------------------------------
                                         Ritchie A. Ireland, II
                                         Vice President - External Affairs
                                         and Finance



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 9, 1994.