Form 10-K405
BELL ATLANTIC WEST VIRGINIA INC /
filed 1995-03-30
CIK 19724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                   FORM 10-K
                                ________________


  (Mark one)
          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1994

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


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

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

                                                           Name of each exchange
          Title of each class                               on which registered
--------------------------------------------------         ---------------------

Forty Year 7 1/4% Debentures, due February 1, 2013            New York Stock
                                                                 Exchange

                      Bell Atlantic - West Virginia, Inc.

                               TABLE OF CONTENTS



 ITEM NO.                                                          PAGE
 --------                                                          ----

                                     PART I

  1.  Business .....................................................   1
  2.  Properties ...................................................  10
  3.  Legal Proceedings ............................................  11
  4.  Submission of Matters to a Vote of Security Holders ..........  12


                                    PART II

  5.  Market for Registrant's Common Equity and Related
      Stockholder Matters ..........................................  12
  6.  Selected Financial Data ......................................  12
  7.  Management's Discussion and Analysis of Results of Operations
      (Abbreviated pursuant to General Instruction J(2).)...........  13
  8.  Financial Statements and Supplementary Data ..................  20
  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .....................................  20


                                    PART III

  10. Directors and Executive Officers of the Registrant ..........   20
  11. Executive Compensation ......................................   20
  12. Security Ownership of Certain Beneficial Owners and
      Management ..................................................   20
  13. Certain Relationships and Related Transactions ..............   20


                                    PART IV

  14. Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K ....................................................   20



      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 1995.

                      Bell Atlantic - West Virginia, Inc.

                                     PART I

Item 1.  Business

                                    GENERAL

   Bell Atlantic - West Virginia, Inc. (the "Company") is incorporated under the laws of the State of West Virginia and has its principal offices at 1500 MacCorkle Avenue, S.E., Charleston, West Virginia 25314 (telephone number 304-343-9911). The Company is a wholly owned subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), which is one of the seven regional holding companies ("RHCs") formed in connection with the court-approved divestiture (the "Divestiture"), effective January 1, 1984, of those assets of American Telephone and Telegraph Company ("AT&T") related to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications.

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


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into lines of business ("LOBs") organized across the Network Services Companies around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters. The LOBs are:

   The Consumer Services LOB markets communications services to residential customers within the service territories of the Network Services Companies, including the service territory of the Company, and plans to market information services and entertainment programming.

   The Carrier Services LOB markets (i) switched and special access to the Company's local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers; AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

   The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines or 100 Centrex lines).

                      Bell Atlantic - West Virginia, Inc.

   The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines or more than 100 Centrex lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, surveillance, videoconferencing) and integrated multi-media applications services.

   The Directory Services LOB manages the provision of (i) advertising and marketing services to advertisers, and (ii) listing information (e.g., White Pages and Yellow Pages). These services are currently provided primarily through print media, but the Company expects that use of electronic formats will increase in the future. In addition, the Directory Services LOB manages the provision of photocomposition, database management and other related products and services to publishers.

   The Public and Operator Services LOB markets pay telephone and operator services in the service territories of the Network Services Companies to meet consumer needs for accessing public networks, locating and identifying network subscribers, providing calling assistance and arranging billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $110 million in 1992, $100 million in 1993 and $85 million in 1994. The total investment in plant, property and equipment was approximately $1.46 billion at December 31, 1992, $1.52 billion at December 31, 1993, and $1.57 billion at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

   The Company is projecting construction expenditures for 1995 at approximately $81 million. However, subject to regulatory approvals, the Network Services Companies, including the Company, plan to allocate a greater portion of capital resources to the deployment of broadband network platforms (technologies ultimately capable of providing a switched facility for access to and transport of high-speed data services, video-on-demand, and image and interactive multimedia applications). Most of the funds for these expenditures are expected to be generated internally. Some additional external financing may be necessary or desirable.

                         LINE OF BUSINESS RESTRICTIONS

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic and its subsidiaries. Currently, the MFJ's principal restrictions on post-Divestiture RHC activities are prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer

                      Bell Atlantic - West Virginia, Inc.

premises equipment ("CPE"). Since Divestiture, the D.C. District Court has retained jurisdiction over the construction, modification, implementation and enforcement of the MFJ.

   Legislation has been introduced in the current session of Congress pursuant to which the line of business restrictions established by the MFJ could be eliminated or modified. No definitive prediction can be made as to whether or when any such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.


                      FCC REGULATION AND INTERSTATE RATES

   The Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone companies, interstate depreciation rates and the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"). The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

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

   In May 1984, the FCC authorized the implementation of Access Charge tariffs for "switched access service" (access to the local exchange network) and of Subscriber Line Charges for multiple line business customers (up to $6.00 per month per line). In 1985, the FCC authorized Subscriber Line Charges for residential and single-line business customers at the rate of $1.00 per month per line, which increased in installments to $3.50, effective April 1, 1989.

   FCC Access Charge Pooling Arrangements

   The FCC previously required that all LECs, including the Company, pool revenues from CCL and Subscriber Line Charges that cover the non-traffic sensitive costs of the local exchange network, that is, the interstate costs associated with the lines from subscribers' premises to telephone company central offices. To administer such pooling arrangements, the FCC mandated the formation of the National Exchange Carrier Association, Inc. ("NECA"). Some LECs, including the Company, received more revenue from the pool than they billed their interexchange carrier customers.

   The FCC changed its mandatory pooling requirements, effective April 1, 1989. As a result, the Network Services Companies withdrew as a group from the pool.

   In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit concluded in December 1991 with respect to certain filings by the Network Services Companies with NECA. Resolution of these issues is expected in the second half of 1995.

                      Bell Atlantic - West Virginia, Inc.

   Price Caps

   The price cap system, which has been in effect since 1991, places a cap on overall LEC prices for interstate access services which is modified annually, in inflation-adjusted terms, by a fixed percentage which is intended to reflect increases in productivity. The price cap level can also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. LECs subject to price caps have somewhat increased flexibility to change the prices of existing services within certain groupings of interstate services, known as "baskets".

   FCC regulations applicable to the Company provide for an authorized rate of return of 11.25% for the years 1991 and beyond. To the extent that a company is able to earn a higher rate of return through improved efficiency, the FCC's price cap rules permit them to retain the full amount of this higher return up to 100 basis points above the authorized rate of return (currently, up to a 12.25% rate of return). If a company's rate of return is between 100 and 500 basis points above the authorized rate of return (that is, currently, between 12.25% and 16.25%), the company must share 50% of the earnings above the 100-basis-point level with customers by reducing rates prospectively. All earnings above the 500-basis-point level must be returned to customers in the form of prospective rate decreases. If, on the other hand, a company's rate of return is more than 100 basis points below the authorized rate of return (that is, currently, below 10.25%), the company is permitted to increase rates prospectively to make up the deficiency.

   Under FCC-approved tariffs, the Network Services Companies are charging uniform rates for interstate access services (with the exception of Subscriber Line Charges) throughout the service territories and are regarded as a single unit by the FCC for rate of return measurement.

   In February 1994, the FCC initiated a rulemaking proceeding to determine the effectiveness of LEC price cap rules and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

   Enhanced Services

   In 1985, the FCC initiated an examination of its regulations requiring that "enhanced services" (e.g. voice messaging services, electronic mail, videotext gateway, protocol conversion) be offered only through a structurally separated subsidiary. In 1986, the FCC eliminated this requirement, permitting the Company to offer enhanced services, subject to compliance with a series of non-structural safeguards. These safeguards include detailed cost accounting, protection of customer information, public disclosure of technical interfaces and certain reporting requirements. In 1990, the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) vacated and remanded the matter to the FCC. In 1991, the FCC adopted an order which reinstated relief from the separate subsidiary requirement upon a company's compliance with the FCC's Open Network Architecture requirements and strengthened some of the nonstructural safeguards. In 1992, the Company certified to the FCC that it had complied with applicable requirements, and the FCC granted structural relief.

   In October 1994, the Court of Appeals vacated the 1991 order and remanded the matter to the FCC for further proceedings. As a result, the FCC has initiated a broad examination of the state of competition in the enhanced services business and the adequacy of existing non-structural safeguards. The Company is permitted to continue to offer existing enhanced services pending further action.

   FCC Cost Allocation and Affiliate Transaction Rules

   FCC rules govern: (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

   The cost allocation rules apply to certain unregulated activities: activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing

                      Bell Atlantic - West Virginia, Inc.

purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

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

   Telephone Company Provision of Video Dial Tone and Video Programming

   In August 1992, the FCC issued an order permitting telephone companies such as the Company to provide "video dial tone" service. Video dial tone permits telephone companies to provide video transport to multiple programmers on a non-discriminatory common carrier basis. In November 1994, the FCC issued an order which stated that jurisdiction for video dial tone service will be divided between the FCC and the states. Over the air services and services transported across state lines will be deemed interstate services subject to regulation by the FCC. Services delivered entirely within a single state will be deemed intrastate services subject to state regulation. The order also generally prohibits the Company from acquiring in-region cable television facilities or entering into a joint venture with an in-region cable television company or other video programmer to jointly construct or operate a video dial tone platform.

   In December 1992, two Bell Atlantic Companies, Bell Atlantic - Virginia, Inc. and Bell Atlantic Video Services Company, filed a lawsuit against the federal government in the United States District Court for the Eastern District of Virginia seeking to overturn the prohibition in the Cable Communications Policy Act of 1984 against LECs providing video programming in their respective telephone service areas. In 1993, the court struck down this prohibition as a violation of the First Amendment's freedom of speech protections and enjoined its enforcement against Bell Atlantic, the Network Services Companies, including the Company, and Bell Atlantic Video Services Company. This decision was affirmed by the United States Court of Appeals for the Fourth Circuit in 1994. The federal government is expected to petition the United States Supreme Court to review the decision.

   Interconnection and Collocation

   In order to encourage greater competition in the provision of interstate special access services, the FCC issued an order in 1992 allowing third parties to collocate their equipment in telephone company offices to provide special access (private line) services to the public. The order permits collocating parties to pay LECs an interconnection charge that is lower than the existing tariffed rates for similar non-collocated services and it allows LECs limited additional pricing flexibility for their own special access services when collocated interconnection is operational. In 1993, the FCC extended collocation to switched access services under terms and conditions similar to those for special access collocation. In June 1994, the U.S. Court of Appeals for the District of Columbia vacated the FCC's special access collocation order insofar as it required physical collocation. In July 1994, the FCC voted to require LECs to offer virtual collocation, with the LECs having the option to offer physical collocation.


                  STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the Public Service Commission of West Virginia (the "PSC") with respect to intrastate rates and services and other matters.

                      Bell Atlantic - West Virginia, Inc.

   In 1988, the PSC approved a plan ("Flexible Regulation Plan") which gave the Company flexibility in the pricing of competitive services (e.g., intraLATA toll service, intraLATA "800" service, intraLATA WATS service, billing and collection services and directory advertising) and provided for a freeze on rates for basic local exchange services through December 31, 1990, and a lifting on January 1, 1989 of the moratorium on intraLATA toll competition. The Flexible Regulation Plan was subsequently extended through 1991.

   In March 1990, the West Virginia legislature enacted legislation, which became effective on January 1, 1991, requiring the PSC to cease its regulation of the rates charged by a telephone utility for any service that the PSC finds to be subject to "workable competition", unless the PSC finds that to do so would adversely affect the continued availability of adequate, economical and reliable local telephone service.

   In December 1991, the PSC approved a new "Incentive Regulation Plan". The Incentive Regulation Plan continued the major provisions of the Flexible Regulation Plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service. It also committed the Company to invest $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure.

   In December 1994, the PSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. The Company is committed to invest at least $375 million in its network over the next five years.

   The PSC set aside for separate proceedings issues regarding intraLATA presubscription and local service competition.


COMPETITION

   General

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

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers, and alternative access vendors which are capable of originating and/or terminating calls without the use of the company's plant.

   The ability of alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

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

                      Bell Atlantic - West Virginia, Inc.

   Personal Communications Services

   Radio-based personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services which would allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission. The FCC has authorized trials of such services, using a variety of technologies, by numerous companies, including Bell Atlantic's cellular telecommunications subsidiaries.

   In September 1993, the FCC issued an order allocating radio spectrum to be licensed for use in providing PCS. Under the order, seven separate bandwidths of spectrum, ranging in size from 10 MHz to 30 MHz, would be auctioned to potential PCS providers in each geographic area of the United States; five of the spectrum blocks would be auctioned by "basic trading area" and the remaining two would be auctioned by larger "major trading area" (as such trading areas are defined by Rand McNally). LECs and companies with LEC subsidiaries, such as Bell Atlantic, are eligible to bid for PCS licenses, except that cellular carriers, such as Bell Atlantic, are limited to obtaining only 10 MHz of PCS bandwidth in areas where they provide cellular service. Bidders other than cellular providers may obtain multiple licenses aggregating up to 40 MHz of bandwidth in any area.

   In October 1994, Bell Atlantic, NYNEX, AirTouch Communications and U S WEST, Inc., formed a partnership to bid jointly in the FCC's auctions for PCS licenses. In March 1995, this partnership was a successful bidder for licenses for spectrum to provide PCS services in the following markets: Chicago; Dallas; Tampa; Houston; Miami; New Orleans; Milwaukee; Richmond; San Antonio; Jacksonville; and Honolulu.

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

   Users of Centrex systems generally require more subscriber lines than users of PBX systems of similar capacity. The FCC increased the maximum Subscriber Line Charge on embedded Centrex lines to $6.00 per month per line, effective April 1, 1989. Increases in Subscriber Line Charges result in Centrex users incurring higher charges than users of comparable PBX systems. In West Virginia, the intercom portion of Centrex service has been detariffed. This enables the Company to charge rates for these services which offset the effects of such higher Subscriber Line Charges.

   Directories

   The Company continues to face significant competition from other providers of directories, as well as competition from other advertising media.

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

                      Bell Atlantic - West Virginia, Inc.

                           NEW PRODUCTS AND SERVICES

   All of the Network Services Companies, including the Company, have introduced the Bell Atlantic(R)IQ(SM) Services family of calling features (although not all features are available in all states). These features include Identa Ring(SM), which allows a single line to have multiple telephone numbers, each with a distinctive ring; Repeat Call, which allows customers automatically to redial busy phone numbers; Return Call, which allows customers automatically to return the last incoming call, even without knowing the number; Ultra Forward(SM), which customers can use to program call-forwarding instructions; Home Intercom, which allows for phone-to-phone dialing within the home; Caller ID service, which displays the number of the calling party; and Caller ID Deluxe service, which displays the name and number of the calling party.

   CustoPak is a Centrex service targeted to small business customers which provides intercommunication between Centrex lines within the customer's system, Local Exchange Service, direct in dialing to Centrex lines, identification and billing of outgoing long distance messages by line number where such billing is done by the Company, Touch Tone Calling service, and intercept to the main listed number.

   ISDN Anywhere allows customers in non-equipped Integrated Services Digital Network ("ISDN") offices to be offered service from a designated host switch. Customers served by non-equipped offices will be offered service from the designated host switch until such time as their home office becomes equipped with ISDN. ISDN services provide for simultaneous transport of voice, data and images.

   Community Opportunity Savings Plan (20\20) is a new toll discount plan offered to residence customers. This plan provides a discount of 20% once a customer's accumulated tolls exceed $20 in a given month. The discount is then applied to the entire toll bill.

   The Company offers various types of information services, such as message storage services, voice mail and electronic mail, and Answer Call, a telephone answering service aimed at residential and small business customers.


                      CERTAIN CONTRACTS AND RELATIONSHIPS

   Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided on behalf of the Company on a centralized basis by Bell Atlantic's wholly owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the Company.

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

                      Bell Atlantic - West Virginia, Inc.

                              EMPLOYEE RELATIONS

   As of December 31, 1994, the Company had approximately 3,000 employees, including personnel managed by the centralized staff of NSI. This represents a decrease of approximately 6% from December 31, 1993. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

   Approximately 90% of the employees of the Company are represented by the Communications Workers of America which is affiliated with the American Federation of Labor - Congress of Industrial Organizations.

   The represented associates received a base wage increase of 4.00% in August 1994 under the terms of three-year contracts, which were ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI. Under the same contracts, associates received a Corporate Profit Sharing payment of $480 per person in 1995 based on Bell Atlantic's 1994 financial performance.

   The terms of the contracts ratified in October 1992 by unions representing associate employees of the Bell Atlantic Network Services Companies, including the Company and NSI, expire in August 1995.

                      Bell Atlantic - West Virginia, Inc.

Item 2.   Properties

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                              1994   1993
                              -----  -----

Central office equipment....    36%    36%
Cable, wiring, and conduit..    41     41
Land and buildings..........     8      8
Other equipment.............    13     13
Other.......................     2      2
                               ---    ---
                               100%   100%
                               ===    ===


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring, and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network has been in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1994, all existing access lines have been transitioned to digital capability.

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

          (Inapplicable.)


Item 6.   Selected Financial Data

          (Omitted pursuant to General Instruction J(2).)

                      Bell Atlantic - West Virginia, Inc.

Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction J(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements included in the index set forth on page F-1.

RESULTS OF OPERATIONS
---------------------


For the Years Ended December 31                           1994          1993
------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Income Before Extraordinary Items and
 Cumulative Effect of Change in Accounting Principle    $ 84,259      $76,442

Extraordinary Items
  Discontinuation of regulatory accounting
   principles, net of tax                                (76,616)         ---
  Early extinguishment of debt, net of tax                   ---       (1,456)

Cumulative Effect of Change in Accounting Principle
  Postemployment benefits, net of tax                        ---       (7,397)
                                                        --------      -------

Net Income                                              $  7,643      $67,589
                                                        ========      =======

   The Company reported net income of $7,643,000 in 1994, compared to net income of $67,589,000 in 1993.

   Results for 1994 included a noncash, after-tax extraordinary charge of $76,616,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71).

   The discontinued application of Statement No. 71 required the Company, for financial reporting purposes, to eliminate its regulatory assets and liabilities, resulting in an after-tax charge of $12,954,000. In addition, the Company recorded an after-tax charge of $63,662,000, net of related investment tax credits of $4,979,000, to adjust the carrying amount of its telephone plant and equipment. On August 1, 1994, the Company began using shorter asset lives to depreciate certain categories of plant and equipment. The use of shorter asset lives did not significantly change depreciation expense in 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators at the time of the discontinued application of Statement No. 71. See Notes 1, 2 and 3 to the Financial Statements for additional information on the discontinuation of regulatory accounting principles.

   Results for 1993 included an extraordinary charge of $1,456,000 for the early extinguishment of debt, net of tax, and $7,397,000 for the cumulative effect of adopting Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112).

   In the third quarter of 1994, the Company recorded a pretax charge of $8,605,000, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those who will be separated through 1997, pursuant to initiatives announced in August 1994. These workforce reductions will be made possible by changes in provisioning systems and customer service processes, increased spans of control, and consolidation and centralization of administrative and staff groups. Costs to enhance systems and consolidate work activities will be charged to expense as incurred. The Company will continue to evaluate ways to streamline and restructure its operations and reduce its workforce to improve its future cost structure.

                      Bell Atlantic - West Virginia, Inc.

OPERATING REVENUES
------------------

For the Years Ended December 31                       1994        1993
-------------------------------------------------------------------------
                                                   (Dollars in Thousands)
Transport Services
  Local service                                      $257,547   $251,390
  Network access                                      170,019    163,030
  Toll service                                         74,389     77,728
Ancillary Services
  Directory advertising                                29,397     27,881
  Other                                                14,951     12,902
Value-added Services                                   46,501     41,577
                                                     --------   --------
Total                                                $592,804   $574,508
                                                     ========   ========


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                              Percentage
                                                               Increase
                                             1994      1993   (Decrease)
------------------------------------------------------------------------
AT YEAR-END
 ACCESS LINES IN SERVICE (In thousands)
   Residence                                   559        550        1.6%
   Business                                    173        165        4.8
   Public                                       10         11       (9.1)
                                           -------   --------
                                               742        726        2.2
                                           =======   ========

FOR THE YEAR
 ACCESS MINUTES OF USE (In millions)
   Interstate                                2,041      1,896        7.6
   Intrastate                                  415        360       15.3
                                           -------   --------
                                             2,456      2,256        8.9
                                           =======   ========

 TOLL MESSAGES (In thousands)
   Intrastate                               42,076     41,238        2.0
   Interstate                                2,448      2,253        8.7
                                           -------   --------
                                            44,524     43,491        2.4
                                           =======   ========


LOCAL SERVICE REVENUES


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 6,157    2.4%
--------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues increased in 1994 due primarily to the 2.2% growth in the number of access lines in service, as well as higher usage of basic calling services.


NETWORK ACCESS REVENUES


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 6,989    4.3%
--------------------------------------------------------------------------------

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by customers who have private lines, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

                      Bell Atlantic - West Virginia, Inc.

   Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use of 8.9%, as well as growth in revenue from end-user charges attributable to increasing access lines in service. Volume-related increases were partially offset by the effect of price reductions.


TOLL SERVICE REVENUES


   Dollars in Thousands                                  (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                            $(3,339)   (4.3)%
--------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

   Toll service revenues declined in the first half of 1994 by $1,109,000, and declined by an additional $2,230,000 during the second half of 1994 over comparable periods in 1993. The decline in revenues reflects price reductions and increased competition for intrastate toll, WATS, and private line services. The decline in the first half of the year was offset, in part, by higher usage due to harsh weather conditions. The Company expects that competition for toll services will continue to intensify in 1995.


DIRECTORY ADVERTISING REVENUES


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 1,516    5.4%
--------------------------------------------------------------------------------

   Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Page directories. Other directory advertising services include database and foreign directory marketing.

   Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY REVENUES


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 2,049   15.9%
--------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

   Other ancillary services revenues increased principally due to an increase in rental revenue from affiliate companies resulting from rate changes made to facilities rental agreements and an increase in the number of facilities rented by affiliates.


VALUE-ADDED SERVICES REVENUES


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 4,924    11.8%
--------------------------------------------------------------------------------

   Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

                      Bell Atlantic - West Virginia, Inc.

   Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services offered by the Company increased value-added services revenues in 1994. Value-added services revenues were positively impacted by increased demand and higher rates for inside wire installation and maintenance services. These revenue increases were offset, in part, by lower revenues generated from certain maturing central office services and features.


OPERATING EXPENSES
------------------

For the Years Ended December 31                   1994         1993
---------------------------------------------------------------------
                                               (Dollars in Thousands)

Employee costs, including benefits and taxes    $133,996     $127,736
Depreciation and amortization                    107,083      116,164
Other operating expenses                         191,066      182,646
                                                --------     --------
Total                                           $432,145     $426,546
                                                ========     ========

EMPLOYEE COSTS


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 6,260    4.9%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

   The increase in employee costs was largely attributable to a charge of $7,010,000 to recognize the Company's proportionate share of benefit costs for the aforementioned separation of employees. The third and fourth quarters of 1994 also included approximately $500,000 for the ongoing recognition of costs under separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and are included in other operating expenses. In addition, employee costs were higher due to salary and wage increases and higher repair and maintenance activity caused by unusually severe weather conditions experienced during the year. These expense increases were partially offset by the effect of lower workforce levels in 1994.


DEPRECIATION AND AMORTIZATION


   Dollars in Thousands                                  (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                            $(9,081)   (7.8)%
--------------------------------------------------------------------------------

   Depreciation and amortization decreased primarily due to lower depreciation expense resulting from the completion, in December 1993, of accelerated depreciation for analog switching equipment. This decrease was partially offset by growth in telephone plant.

   On August 1, 1994, the Company began using shorter asset lives for certain categories of plant and equipment which reflect the Company's expectations as to the revenue-producing lives of the assets (see Note 3 to the Financial Statements). The use of the shorter asset lives did not significantly change depreciation expense in 1994, for financial reporting purposes, from the amount that would have been recorded using asset lives prescribed by regulators at the time of the discontinued application of Statement No. 71. Future depreciation represcriptions by regulators will not affect depreciation expense recognized for financial reporting purposes.

                      Bell Atlantic - West Virginia, Inc.

OTHER OPERATING EXPENSE


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 8,420    4.6%
--------------------------------------------------------------------------------

   Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expense was principally due to higher costs allocated from NSI primarily as a result of higher employee costs, contracted services, and employee-related expenses incurred in that organization, including $1,595,000 for the Company's allocated share of separation benefit costs associated with employees of NSI.

   This increase was offset, in part, by lower rent expense and the Company's allocated share of reimbursements of $2,472,000 of previously recognized costs as a result of the decision by other Bell Communications Research, Inc. owners to participate in the Advanced Intelligent Network (AIN) project. Previously, this project had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.


OTHER INCOME AND (EXPENSE), NET


   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $   340   39.7%
--------------------------------------------------------------------------------

   The change in other income and (expense), net was largely attributable to additional interest income recognized on a note receivable from an affiliate in 1994, slightly offset by a reduction in income related to the allowance for funds used during construction.

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, interest costs on telephone plant under construction were capitalized in accordance with the provisions of Statement of Financial Accounting Standards No. 34, "Capitalization of Interest Cost," and reported as a cost of telephone plant and a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as a cost of plant and an item of other income. The allowance for funds used during construction recorded prior to August 1, 1994 totaled $492,000, compared to $544,000 for the twelve-month period ended December 31, 1993. The lower amount in 1994 resulted primarily from the discontinued application of Statement No. 71 offset by increased levels of telephone plant under construction during 1994.


INTEREST EXPENSE


   Dollars in Thousands                                  (Decrease)
--------------------------------------------------------------------------------
   1994 - 1993                                            $(1,838)   (9.1)%
--------------------------------------------------------------------------------

   Interest expense decreased in 1994 principally due to the effect of a long-term debt refinancing in 1993 and lower levels of average short-term debt. Interest expense was further reduced by the recognition of $436,000 in capitalized interest costs, subsequent to the discontinued application of Statement No. 71.

                      Bell Atlantic - West Virginia, Inc.

PROVISION FOR INCOME TAXES

   Dollars in Thousands                                   Increase
--------------------------------------------------------------------------------
   1994 - 1993                                            $ 7,058   14.0%
--------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1994                                                             40.5%
--------------------------------------------------------------------------------
   1993                                                             39.7%
--------------------------------------------------------------------------------

   The Company's effective income tax rate was higher in 1994 due to the reduction in the amortization of investment tax credits and the elimination of the benefit of the rate differential applied to reversing timing differences as a result of the discontinued application of Statement No. 71. The higher effective income tax rate also resulted from the effect of a one-time net benefit recorded in 1993 to adjust deferred taxes for the increase in the federal corporate income tax rate from 34% to 35%.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

   The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses and a regulatory environment in which traditional barriers are being lowered or eliminated and competition permitted or encouraged.

   The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the market segments and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services, and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

   The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives. In addition, the Company continues to seek growth opportunities in businesses where it possesses core competencies.

   FEDERAL REGULATION

   Legislation has been introduced in the current session of the United States Congress that would remove barriers to entry in the local exchange markets and would permit local exchange carriers, such as the Company, to provide interLATA services. The impact of the enactment of such legislation on the Company's future financial performance will depend on a number of factors, including the degree of parity under which competition is permitted in the local and long-distance markets.

   In February 1994, the Federal Communications Commission (FCC) initiated a rulemaking proceeding to determine the effectiveness of the price cap rules affecting local exchange carriers, including the Company, and to decide what changes, if any, should be made to those rules. This rulemaking is expected to be concluded in the first half of 1995.

                      Bell Atlantic - West Virginia, Inc.

   Recent FCC rulings have sought to expand competition for special and switched access services. The FCC ordered local exchange carriers, including the Company, to provide virtual collocation in the Company's central offices to competitors, with the option of offering physical collocation, for the purpose of providing special and switched access transport services. The Company does not expect the net revenue impact of collocation to be material.

   STATE REGULATION

   The communications services of the Company are subject to regulation by the Public Service Commission of West Virginia (PSC) with respect to intrastate rates and services and other matters.

   The Company has been operating under an Incentive Regulation Plan, as approved by the PSC in December 1991. In December 1994, the PSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. The Company is committed to invest at least $375 million in its network over the next five years.

   The PSC has set aside for separate proceedings the issues of intraLATA presubscription and local service competition.

   See Item 1 - Description of Business, State Regulation and Competitive Environment for a complete description of the Company's current regulatory plan and competitive environment.


OTHER MATTERS
-------------

   ENVIRONMENTAL ISSUES

   The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liability reflects those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


FINANCIAL CONDITION
-------------------

   Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization, payment of dividends, and distributions of capital surplus. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

   As of December 31, 1994, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

   The Company's debt ratio was 45.4% at December 31, 1994, compared to 42.3% at December 31, 1993. The 1994 debt ratio was impacted significantly by the equity reduction associated with the discontinued application of Statement No. 71.

   As a result of the discontinued application of Statement No. 71, the Balance Sheet at December 31, 1994 reflects significant changes due to the elimination of regulatory assets and liabilities, the revaluation of plant and equipment and the accelerated amortization of investment tax credits (see Note 2 to the Financial Statements).

                      Bell Atlantic - West Virginia, Inc.

                                    PART II


Item 8.   Financial Statements and Supplementary Data

          The information required by this Item is set forth on pages F-1 through F-20.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                   PART III


Item 10.  Directors and Executive Officers of the Registrant

          (Omitted pursuant to General Instruction J(2).)


Item 11.  Executive Compensation

          (Omitted pursuant to General Instruction J(2).)


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Omitted pursuant to General Instruction J(2).)


Item 13.  Certain Relationships and Related Transactions

          (Omitted pursuant to General Instruction J(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)  The following documents are filed as a part of this report:

               (1)  Financial Statements

                    See Index to Financial Statements and Financial Statement Schedule appearing on page F-1.

               (2)  Financial Statement Schedules

                    See Index to Financial Statements and Financial Statement Schedule appearing on page F-1.

                      Bell Atlantic - West Virginia, Inc.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K (Continued)

          (3)  Exhibits

               Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

          Exhibit Number (Referenced to Item 601 of Regulation S-K)
          ---------------------------------------------------------

          3a Certificate of Incorporation of the registrant as amended July 30, 1975 (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150.)

               3a(i) Articles of Amendment dated August 29, 1990 (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-7150.)

               3a(ii) Articles of Amendment, dated January 6, 1994 and filed
                      January 13, 1994. (Exhibit 3a(ii) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7150.)

           3b  By-Laws of the registrant, as amended April 28, 1994.

           4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

          10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

          10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

          23   Consent of Independent Accountants.

          24   Powers of Attorney.

          27   Financial Data Schedule.

          (b)  Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1994.

                      Bell Atlantic - West Virginia, Inc.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Bell Atlantic - West Virginia, Inc.



                               By   /s/ Ritchie A. Ireland, II
                                  --------------------------------
                                        Ritchie A. Ireland, II
                                        Principal Financial
                                        Officer and Controller




March 29, 1995


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:               _
                                            |
  David E. Lowe            President and    |
                           Chief Executive  |
                           Officer          |
                                            |
Principal Financial Officer:                |
                                            |
  Ritchie A. Ireland, II   Principal        |
                           Financial Officer|
                           and Controller   |
                                            |   By  /s/ Ritchie A. Ireland, II
                                            |      ---------------------------
 Directors:                                 |           Ritchie A. Ireland, II
  Neil S. Bucklew                           |           (individually and as
  William C. Campbell                       |           attorney-in-fact)
  David K. Hall                             |           March 29, 1995
  Russell L. Isaacs                         |
  Wilbur S. Jones                           |
  David E. Lowe                             |
  Dan R. Moore                              |
  Lacy I. Rice, Jr.                         |
  Susan S. Ross                            _|

                      Bell Atlantic - West Virginia, Inc.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Report of Independent Accountants........................................   F-2

Statements of Operations and Reinvested Earnings (Accumulated Deficit)
  For the years ended December 31, 1994, 1993, and 1992..................   F-3

Balance Sheets - December 31, 1994 and 1993..............................   F-4

Statements of Cash Flows
  For the years ended December 31, 1994, 1993, and 1992..................   F-6

Notes to Financial Statements............................................   F-7

Schedule II - Valuation and Qualifying Accounts
  For the years ended December 31, 1994, 1993, and 1992..................   F-20


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                      Bell Atlantic - West Virginia, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Shareowner of
Bell Atlantic - West Virginia, Inc.


We have audited the financial statements and the financial statement schedule of Bell Atlantic - West Virginia, Inc. as listed in the index on page F-1 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - West Virginia, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 2 to the financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective August 1, 1994. Also, as discussed in Notes 1, 8 and 9 to the financial statements, the Company changed its method of accounting for income taxes and postemployment benefits in 1993.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 6, 1995

                      Bell Atlantic - West Virginia, Inc.

     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)



                                                1994       1993       1992
                                              ---------  ---------  ---------
OPERATING REVENUES (including $45,440,
 $41,536 and $40,168 from affiliates).......  $592,804   $574,508   $564,716
                                              --------   --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes................................   133,996    127,736    128,278
  Depreciation and amortization.............   107,083    116,164    111,890
  Other (including $97,793,
   $94,945 and $90,873 to affiliates).......   191,066    182,646    188,213
                                              --------   --------   --------
                                               432,145    426,546    428,381
                                              --------   --------   --------

OPERATING INCOME............................   160,659    147,962    136,335

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction......................       492        544        849
  Other, net (including $274,
   $28 and $42 from affiliate)..............    (1,009)    (1,401)     4,126
                                              --------   --------   --------
                                                  (517)      (857)     4,975
INTEREST EXPENSE (including $186,
 $829 and $1,113 to affiliate)..............    18,468     20,306     22,384
                                              --------   --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
 EXTRAORDINARY ITEMS, AND CUMULATIVE
 EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE..................................   141,674    126,799    118,926
PROVISION FOR INCOME TAXES..................    57,415     50,357     44,310
                                              --------   --------   --------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN
 ACCOUNTING PRINCIPLE.......................    84,259     76,442     74,616
                                              --------   --------   --------

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory Accounting
   Principles, Net of Tax...................   (76,616)       ---        ---
  Early Extinguishment of Debt,
   Net of Tax...............................       ---     (1,456)    (1,948)
                                              --------   --------   --------
                                               (76,616)    (1,456)    (1,948)
                                              --------   --------   --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.......       ---     (7,397)       ---
                                              --------   --------   --------

NET INCOME..................................  $  7,643   $ 67,589   $ 72,668
                                              ========   ========   ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of year......................  $ 41,833   $ 47,769   $ 37,875
  Add:  net income..........................     7,643     67,589     72,668
                                              --------   --------   --------
                                                49,476    115,358    110,543
  Deduct:  dividends........................    56,060     73,150     62,750
           other changes....................       (35)       375         24
                                              --------   --------   --------
  At end of year............................  $ (6,549)  $ 41,833   $ 47,769
                                              ========   ========   ========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.
                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                    ASSETS
                                    ------

                                                      DECEMBER 31
                                                 ----------------------
                                                    1994        1993
                                                 ----------  ----------
CURRENT ASSETS
 Cash..........................................  $      ---  $    6,730
 Note receivable from affiliate................      11,377         ---
 Accounts receivable:
  Customers and agents, net of allowances for
   uncollectibles of $2,560 and $3,077.........      73,452      63,925
  Affiliates...................................      17,791      15,166
  Other........................................       5,980       2,848
 Material and supplies.........................       3,529       2,836
 Prepaid expenses..............................      13,099      11,605
 Deferred income taxes.........................       1,435         680
 Other.........................................          66       1,101
                                                 ----------  ----------
                                                    126,729     104,891
                                                 ----------  ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,571,784   1,518,354
 Less accumulated depreciation.................     764,580     577,344
                                                 ----------  ----------
                                                    807,204     941,010
                                                 ----------  ----------

OTHER ASSETS...................................      13,474      50,789
                                                 ----------  ----------

TOTAL ASSETS...................................  $  947,407  $1,096,690
                                                 ==========  ==========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                      DECEMBER 31
                                                 ----------------------
                                                    1994        1993
                                                 ----------  ----------
CURRENT LIABILITIES
 Debt maturing within one year:
  Note payable to affiliate....................  $     ---   $   20,387
  Other........................................         27           55
 Accounts payable:
  Affiliates...................................     41,134       35,466
  Other........................................     39,276       30,379
 Accrued expenses:
  Vacation pay.................................     10,460       10,161
  Interest.....................................      4,909        5,012
  Taxes........................................      8,767        9,687
  Other........................................     13,204       11,770
 Advance billings and customer deposits........     15,382       13,956
                                                  --------   ----------
                                                   133,159      136,873
                                                  --------   ----------

LONG-TERM DEBT.................................    263,664      263,679
                                                  --------   ----------

EMPLOYEE BENEFIT OBLIGATIONS...................    144,301      128,866
                                                  --------   ----------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes.........................     51,576       88,064
 Unamortized investment tax credits............     13,066       24,100
 Other.........................................     24,461       67,136
                                                  --------   ----------
                                                    89,103      179,300
                                                  --------   ----------

COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
 Common stock - one share, owned by
  parent, at stated value......................    304,065      304,065
 Capital surplus...............................     19,664       42,074
 Reinvested earnings (accumulated deficit).....     (6,549)      41,833
                                                  --------   ----------
                                                   317,180      387,972
                                                  --------   ----------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $947,407   $1,096,690
                                                  ========   ==========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                                     1994        1993        1992
                                                   ---------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income.......................................  $  7,643   $  67,589   $  72,668
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization.................   107,083     116,164     111,890
   Extraordinary items, net of tax...............    76,616       1,456       1,948
   Cumulative effect of change in accounting
     principle, net of tax.......................       ---       7,397         ---
   Allowance for funds used during construction..      (492)       (544)       (849)
   Other items, net..............................       126      (2,489)     (2,471)
   Changes in certain assets and liabilities:
      Accounts receivable........................   (15,284)      1,742     (13,164)
      Material and supplies......................    (1,501)        (46)        (66)
      Other assets...............................    (9,111)     16,817      (5,211)
      Accounts payable and accrued taxes.........     9,477     (12,941)     24,988
      Deferred income taxes, net.................    (3,354)     (3,511)     (3,782)
      Unamortized investment tax credits.........    (2,616)     (4,585)     (4,785)
      Employee benefit obligations...............    15,435       6,899         873
      Other liabilities..........................     3,175      (4,411)       (406)
                                                   --------   ---------   ---------

Net cash provided by operating activities........   187,197     189,537     181,633
                                                   --------   ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to plant, property and equipment.......   (84,902)    (99,925)   (109,036)
Net change in note receivable from affiliate.....   (11,377)        ---         ---
Other plant-related changes......................    (2,914)     (1,630)     (3,022)
                                                   --------   ---------   ---------

Net cash used in investing activities............   (99,193)   (101,555)   (112,058)
                                                   --------   ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings.........................       ---      49,250      49,640
Principal repayments of capital lease
 obligations.....................................       (44)       (500)       (532)
Early extinguishment of debt.....................       ---     (50,000)    (50,000)
Net change in note payable to affiliate..........   (20,387)     (1,788)    (11,145)
Dividends paid...................................   (56,060)    (73,150)    (62,750)
Capital surplus distribution.....................   (22,410)        ---         ---
Net change in outstanding checks drawn
 on controlled disbursement accounts.............     4,167      (5,064)      4,861
                                                   --------   ---------   ---------

Net cash used in financing activities............   (94,734)    (81,252)    (69,926)
                                                   --------   ---------   ---------

INCREASE (DECREASE) IN CASH......................    (6,730)      6,730        (351)

CASH, BEGINNING OF YEAR..........................     6,730         ---         351
                                                   --------   ---------   ---------

CASH, END OF YEAR................................  $    ---   $   6,730   $    ---
                                                   ========   =========   =========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   Bell Atlantic - West Virginia, Inc. (the Company), is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic).

   Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

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

   PREPAID DIRECTORY

   Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

   PLANT AND DEPRECIATION

   The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. In connection with the discontinued application of Statement No. 71, the Company began recording depreciation expense based on expected revenue-producing asset lives. The following asset lives were used, effective August 1, 1994: buildings, 30 to 40 years; central office equipment, 6 to 12 years; cable, wiring, and conduit, 15 to 50 years; and other equipment, 6 to 27 years. Previously, depreciation expense was based on asset lives that were authorized by regulatory commissions (see Note 3) and included regulator-approved amortization of certain classes of telephone plant.

   When depreciable plant is replaced or retired, the amounts at which such plant has been carried in plant, property and equipment are removed from the respective accounts and charged to accumulated depreciation, and any gains or losses on disposition are amortized over the remaining asset lives of the remaining net investment in telephone plant.

   MAINTENANCE AND REPAIRS

   The cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, is charged to operating expense.

                      Bell Atlantic - West Virginia, Inc.

   CAPITALIZED INTEREST COST

   Upon the discontinued application of Statement No. 71, effective August 1, 1994, the Company began reporting capitalized interest as a cost of telephone plant and equipment and a reduction in interest expense, in accordance with the provisions of Statement of Financial Accounting Standards No. 34,
"Capitalization of Interest Cost."

   Prior to the discontinued application of Statement No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

   EMPLOYEE BENEFITS

   Pension Plans

   Substantially all employees of the Company are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

   Amounts contributed to the Company's pension plans are actuarially determined, principally under the aggregate cost actuarial method, and are subject to applicable federal income tax regulations.

   Postretirement Benefits Other Than Pensions

   Substantially all employees of the Company are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

   Amounts contributed to 501(c)(9) trusts and 401(h) accounts under applicable federal income tax regulations to pay certain postretirement benefits are actuarially determined, principally under the aggregate cost actuarial method.

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

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109), which requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates.

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

                      Bell Atlantic - West Virginia, Inc.

   The Tax Reform Act of 1986 repealed the investment tax credit (ITC) as of January 1, 1986, subject to certain transitional rules. ITCs were deferred and are being amortized as a reduction to income tax expense over the estimated service lives of the related assets.

   RECLASSIFICATIONS

   Certain reclassifications of prior years' data have been made to conform to 1994 classifications.


2. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, after-tax extraordinary charge of $76,616,000, which is net of an income tax benefit of $43,792,000.

   The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change (including the Company's technology deployment plans), actual and potential regulatory, legislative and judicial actions, and other factors are creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 is inappropriate.

   The components of the charge recognized as a result of the discontinued application of Statement No. 71 follow:

                                                          (DOLLARS IN THOUSANDS)
                                                          -----------------------
                                                           PRE-TAX     AFTER-TAX
                                                          ----------  -----------

Increase in plant and equipment depreciation reserve....    $116,046     $68,641
Accelerated investment tax credit amortization..........         ---      (4,979)
Tax-related regulatory asset and liability elimination..         ---      10,374
Other regulatory asset and liability elimination........       4,362       2,580
                                                            --------     -------
Total...................................................    $120,408     $76,616
                                                            ========     =======

   The increase in the accumulated depreciation reserve of $116,046,000 was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

   Upon adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," the effects of required adjustments to deferred tax balances were deferred on the balance sheet as regulatory assets and liabilities and amortized at the time the related deferred taxes were recognized in the ratemaking process. As of August 1, 1994, tax-related regulatory assets of $53,617,000 and tax-related regulatory liabilities of $43,243,000 were eliminated. The elimination of other regulatory assets and liabilities relate principally to deferred vacation pay costs, which were being amortized as they were recognized in the ratemaking process.

                      Bell Atlantic - West Virginia, Inc.

3. PLANT, PROPERTY AND EQUIPMENT

   Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                    1994         1993
                                 -----------  -----------
                                  (DOLLARS IN THOUSANDS)

   Land........................  $    6,035   $    5,940
   Buildings...................     115,932      110,626
   Central office equipment....     577,296      552,221
   Cable, wiring, and conduit..     641,440      623,475
   Other equipment.............     202,234      193,026
   Other.......................       6,277        7,737
   Construction-in-progress....      22,570       25,329
                                 ----------   ----------
                                  1,571,784    1,518,354
   Accumulated depreciation....    (764,580)    (577,344)
                                 ----------   ----------
   Total.......................  $  807,204   $  941,010
                                 ==========   ==========


   The increase in accumulated depreciation in 1994 included $116,046,000 attributable to the adjustment to the carrying value of plant and equipment resulting from the discontinued application of Statement No. 71 (see Note 2). The components of the adjustment to the accumulated depreciation reserve are summarized as follows:


                                 (DOLLARS IN THOUSANDS)
                                 ----------------------

   Buildings...................           $  7,629
   Central office equipment....             40,111
   Cable, wiring, and conduit..             62,338
   Other equipment.............              5,968
                                          --------
   Total.......................           $116,046
                                          ========


   In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that are shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter lives result from the Company's expectation as to the revenue-producing lives of the assets. A comparison of the regulator-approved asset lives to the shorter new asset lives for the most significantly impacted categories of plant and equipment follows:


                               AVERAGE LIVES (IN YEARS)
                     ------------------------------------------
                     REGULATOR-APPROVED            NEW
                        ASSET LIVES            ASSET LIVES
                     ------------------  ----------------------

   Buildings.......         30 - 50               30 - 40
   Digital switch..            17.5                    12
   Copper cable....         20 - 25             15.5 - 19
   Fiber cable.....         20 - 30               20 - 25


4. LEASES

   The Company has entered into both capital and operating leases for facilities and equipment used in operations. Plant, property and equipment included capital leases of $99,000 and $1,737,000 and related accumulated amortization of $75,000 and $1,561,000 at December 31, 1994 and 1993, respectively. The Company incurred no initial capital lease obligations in 1994 and 1993, as compared to $860,000 in 1992.

   Total rent expense amounted to $19,878,000 in 1994, $23,207,000 in 1993, and $26,257,000 in 1992. Of these amounts, the Company incurred rent expense of $9,593,000, $10,332,000, and $10,531,000 in 1994, 1993, and 1992, respectively, to affiliated companies.

                  Bell Atlantic - West Virginia, Inc.

   At December 31, 1994, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

YEARS                           CAPITAL LEASES   OPERATING LEASES
-----                           ---------------  ----------------
                                     (DOLLARS IN THOUSANDS)

   1995.......................      $32            $ 2,062
   1996.......................       10              1,729
   1997.......................       --              1,520
   1998.......................       --              1,045
   1999.......................       --                942
   Thereafter.................       --              3,255
                                    ---            -------
   Total......................       42            $10,553
                                                   =======
   Salvage value, net of
    imputed interest..........       (5)
                                    ---
   Present value of net
    minimum lease payments....       37
   Less current installments..       27
                                    ---
   Long-term obligation at
    December 31, 1994.........      $10
                                    ===

5. DEBT

   LONG-TERM

   Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                               1994         1993
                                            -----------  -----------
                                             (DOLLARS IN THOUSANDS)

Forty year 5%, due 2000...................    $ 25,000     $ 25,000
Ten year 6.05%, due 2003..................      50,000       50,000
Twelve year 7%, due 2004..................      50,000       50,000
Forty year 7 1/4%, due 2009...............      40,000       40,000
Forty year 7 1/4%, due 2013...............      50,000       50,000
Forty year 8.4%, due 2029.................      50,000       50,000
                                              --------     --------
                                               265,000      265,000
Unamortized discount and premium, net.....      (1,346)      (1,437)
Capital lease obligations - average rate
 17.6% and 11.7%..........................          37          171
                                              --------     --------
Total long-term debt, including
 current maturities.......................     263,691      263,734
Less maturing within one year.............          27           55
                                              --------     --------
Total long-term debt......................    $263,664     $263,679
                                              ========     ========

   Long-term debt outstanding at December 31, 1994 includes $115,000,000 that is callable by the Company. The call prices of these debentures range from 102.6% to 100.2% of face value, depending upon the remaining term to maturity of the issue. In addition, long-term debt includes $50,000,000 that will become redeemable only on October 15, 1996 at the option of the holders. The redemption price will be 100.0% of face value, plus accrued interest.

   The Company recorded extraordinary charges associated with the early extinguishment of debentures called by the Company of $2,425,000, before an income tax benefit of $969,000 in 1993, and $3,246,000, before an income tax benefit of $1,298,000 in 1992.

   At December 31, 1994 the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

                      Bell Atlantic - West Virginia, Inc.

   DEBT MATURING WITHIN ONE YEAR

   Debt maturing within one year consists of the following at December 31:

                                                       1994     1993
                                                      ------  --------
                                                  (DOLLARS IN THOUSANDS)


Note payable to affiliate (BANFC)................     $  --   $20,387
Long-term debt maturing within one year..........        27        55
                                                      -----   -------
Total............................................     $  27   $20,442
                                                      =====   =======

Weighted average interest rate for note payable
 outstanding at year-end.........................        --%      3.3%
                                                      =====   =======

   The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1994, the Company had $69,600,000 of an unused line of credit with BANFC.


6. FINANCIAL INSTRUMENTS

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables and a note receivable from affiliate.

   Concentrations of credit risk with respect to trade receivables, other than those from AT&T, are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1994, 1993, and 1992, revenues generated from services provided to AT&T, primarily network access, billing and collection, and sharing of network facilities, were $78,455,000, $79,506,000, and $85,436,000, respectively. At December 31, 1994 and 1993,
Accounts receivable, net, included $6,382,000 and $6,504,000, respectively, from AT&T.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Accounts Receivable, Note Receivable from Affiliate (BANFC), Accounts Payable, Note Payable to Affiliate (BANFC), and Accrued Liabilities

   The carrying amount approximates fair value.

Debt Maturing Within One Year and Long-Term Debt

   Fair value is estimated based on the quoted market prices for the same or similar issues or is based on the net present value of the expected future cash flows using current interest rates.

                  Bell Atlantic - West Virginia, Inc.

   The estimated fair values of the Company's financial instruments are as follows:

                                             1994              1993
                                     ------------------  ------------------
                                     CARRYING    FAIR    CARRYING    FAIR
                                      AMOUNT    VALUE     AMOUNT    VALUE
                                     --------  --------  --------  --------
                                             (DOLLARS IN THOUSANDS)

       Debt maturing within one
        year, excluding capital
        lease obligations..........  $    ---  $    ---  $ 20,387  $ 20,387

       Long-term debt, excluding
        unamortized discount and
        premium and capital lease
        obligations................   265,000   242,092   265,000   276,985

       Note receivable from
        affiliate .................    11,377    11,377       ---       ---



7.  SHAREOWNER'S INVESTMENT



                                     COMMON      CAPITAL    REINVESTED EARNINGS
 (DOLLARS IN THOUSANDS)              STOCK       SURPLUS   (ACCUMULATED DEFICIT)
-----------------------          -----------   ----------  ---------------------
 Balance at December 31, 1992..    $304,065       $42,074        $ 47,769

 Net income....................                                    67,589
 Dividends paid to parent......                                   (73,150)
 Other.........................                                      (375)
                                   --------       -------        --------
 Balance at December 31, 1993..     304,065        42,074          41,833

 Net income....................                                     7,643
 Dividends paid to parent......                                   (56,060)
 Distribution of capital
  surplus to parent............                   (22,410)
 Other.........................                                        35
                                   --------      --------        --------
 Balance at December 31, 1994..    $304,065      $ 19,664        $ (6,549)
                                   ========      ========        ========

   The Company has reclassified $36,417,000 previously reported for common stock to capital surplus to conform to the classification adopted at December 31, 1994.

   On January 31, 1995, the Board of Directors of the Company approved a transfer in the amount of $40,000,000 from stated capital, as represented by the Company's one issued share of common stock without par value, to capital surplus.

   On February 1, 1995, the Company declared and paid a cash distribution of $23,750,000 to Bell Atlantic, which was charged to capital surplus.


8. EMPLOYEE BENEFITS

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

                      Bell Atlantic - West Virginia, Inc.

   Aggregate pension cost is as follows:

                                         YEARS ENDED DECEMBER 31
                                        ------------------------
                                          1994     1993     1992
                                        -------  -------  -------
                                         (DOLLARS IN THOUSANDS)

Pension cost..................          $4,569   $3,886   $6,793
                                        ======   ======   ======

Pension cost as a percentage
 of salaries and wages........             4.7%     4.2%     5.9%
                                        ======   ======   ======


   Pension cost in 1994 increased slightly over 1993 cost. Pension cost decreases resulting from plan amendments were more than offset by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to 7.25%.

   The decrease in pension cost in 1993 compared to 1992 is due to the net effect of the elimination of one-time charges associated with special termination benefits that were recognized in the preceding year, favorable investment experience, and changes in plan demographics due to retirement and severance programs.

   Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions" (Statement No. 87) requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not allow for the determination of this information on an individual participating company basis.

   Significant actuarial assumptions for pension benefits are as follows at December 31:

                                      1994   1993   1992
                                      -----  -----  -----

       Discount rate................  8.25%  7.25%  7.75%
       Rate of future increases in
        compensation levels.........  5.25%  5.25%  5.25%

   The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

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

   POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive hospital, medical, surgical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement. The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

                      Bell Atlantic - West Virginia, Inc.

   Aggregate postretirement benefit cost is as follows:

                                            YEARS ENDED DECEMBER 31
                                           -------------------------
                                            1994     1993     1992
                                           -------  -------  -------
                                             (DOLLARS IN THOUSANDS)

   Postretirement benefit cost ..........  $11,114  $11,396  $10,181
                                           =======  =======  =======

   Postretirement benefit cost decreased in 1994 as a result of favorable claims and demographic experience offset, in part, by cost increases resulting from assumption changes, primarily a decrease in the discount rate from 7.75% to
7.25%.   As a result of the 1992 collective bargaining agreements, Bell Atlantic amended the postretirement medical benefit plan for associate employees and certain associate retirees of the Company. The increase in 1993 postretirement benefit cost over 1992 cost was primarily due to the change in benefit levels and claims experience. Also contributing to the increase were changes in actuarial assumptions and demographic experience.

   Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, and a reconciliation of the funded status of the plan with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

   Significant actuarial assumptions for postretirement benefits are as follows at December 31:

                                       1994    1993    1992
                                      ------  ------  ------

       Discount rate................   8.25%   7.25%   7.75%
       Rate of future increases in
        compensation levels.........   5.25    5.25    5.25
       Medical cost trend rate:
         Year ending................  12.00   13.00   14.50
         Ultimate (year 2003).......   5.00    5.00    5.00
       Dental cost trend rate.......   4.00    4.00    4.00

   The expected long-term rate of return on plan assets was 8.25% for 1994, 1993, and 1992.

   Postretirement benefits other than pensions have been included in collective bargaining agreements and have been modified from time to time. The Company has periodically modified benefits under plans maintained for its management employees. Expectations with respect to future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost under Statement No. 106.

   POSTEMPLOYMENT BENEFITS

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). Statement No. 112 requires accrual accounting for the estimated cost of benefits provided to former or inactive employees after employment but before retirement. The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $7,397,000, net of a deferred income tax benefit of $4,919,000. The adoption of Statement No. 112 did not have a significant effect on the Company's ongoing level of operating expense.

   In the third quarter of 1994, the Company recorded a pretax charge of $8,605,000, in accordance with Statement No. 112, to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially

                      Bell Atlantic - West Virginia, Inc.

determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future, including those employees who will be separated through 1997, pursuant to initiatives announced in August 1994.

   SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

   Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $2,271,000, $2,097,000, and $2,986,000, in 1994, 1993, and 1992, respectively.

9. INCOME TAXES

   Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement No. 109). Statement No. 109 requires the determination of deferred taxes using the asset and liability method. Under the asset and liability method, deferred taxes are provided on book and tax basis differences and deferred tax balances are adjusted to reflect enacted changes in income tax rates. Prior to 1993, the Company accounted for income taxes based on the provisions of Accounting Principles Board Opinion No. 11.

   Statement No. 109 has been adopted on a prospective basis and amounts presented for prior years have not been restated. As of January 1, 1993, the Company recorded a charge to income of $173,000, representing the cumulative effect of adopting Statement No. 109, which has been reflected in the Provision for Income Taxes in the Statement of Operations and Reinvested Earnings (Accumulated Deficit).

   Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $43,899,000 in Other Assets and income tax-related regulatory liabilities totaling $48,460,000 in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $1,483,000 and regulatory liabilities were reduced by $4,379,000 for the effect of the federal corporate income tax rate increase from 34% to 35%, effective January 1, 1993.

   The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

   The components of income tax expense are as follows:


                               YEARS ENDED DECEMBER 31
                            ----------------------------
                              1994      1993      1992
                            -------   -------   --------
                               (DOLLARS IN THOUSANDS)

Current:
 Federal..................  $49,423   $45,945   $41,444
 State and local..........   13,962    12,508    11,433
                            -------   -------   -------
 Total....................   63,385    58,453    52,877
                            -------   -------   -------

Deferred:
 Federal..................   (3,770)   (6,153)   (8,420)
 State and local..........      416     2,642     4,638
                            -------   -------   -------
 Total....................   (3,354)   (3,511)   (3,782)
                            -------   -------   -------
                             60,031    54,942    49,095
Investment tax credits....   (2,616)   (4,585)   (4,785)
                            -------   -------   -------
Total income tax expense..  $57,415   $50,357   $44,310
                            =======   =======   =======

                      Bell Atlantic - West Virginia, Inc.

   As a result of the increase in the federal corporate income tax rate from 34% to 35%, effective January 1, 1993, the Company recorded a net charge to the tax provision of $212,000 in 1993.

   The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:


                                                 YEARS ENDED DECEMBER 31
                                                 ------------------------
                                                    1994   1993   1992
                                                    ----   -----  ----

   Statutory federal income tax rate.........       35.0%  35.0%  34.0%
   Investment tax credits....................       (1.9)  (2.6)  (3.6)
   State income taxes, net of federal
   tax benefits..............................        6.0    6.2    6.8
   Benefit of rate differential applied to
   reversing timing differences..............         .1     .5   (2.3)
   Reversal of previously capitalized taxes
   and payroll-related construction costs....         .8    1.7    1.9
   Prior year tax adjustments................         --   (1.4)   (.2)
   Other, net................................         .5     .3     .7
                                                    ----   ----   ----
   Effective income tax rate.................       40.5%  39.7%  37.3%
                                                    ====   ====   ====


   Significant components of deferred tax liabilities (assets) were as follows at December 31:


                                       1994        1993
                                     --------   ---------
                                     (DOLLARS IN THOUSANDS)
       Deferred tax liabilities:
        Depreciation...............  $130,700   $ 183,700
        Other......................    11,800       5,200
                                     --------   ---------
                                      142,500     188,900
                                     --------   ---------
       Deferred tax assets:
        Employee benefits..........   (77,200)    (67,500)
        Investment tax credits.....    (5,300)    (16,600)
        Advance payments...........      (200)       (200)
        Other......................    (9,700)    (17,200)
                                     --------   ---------
                                      (92,400)   (101,500)
                                     --------   ---------
       Net deferred tax liability..  $ 50,100   $  87,400
                                     ========   =========


   Total deferred tax assets include approximately $54,000,000 and $55,000,000 at December 31, 1994 and 1993, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

   For the year ended December 31, 1992, a deferred income tax benefit resulted from timing differences in the recognition of revenue and expense for financial and income tax accounting purposes. The sources of these timing differences and the tax effects of each were as follows:

                                                         1992
                                                 ----------------------
                                                 (DOLLARS IN THOUSANDS)
   Accelerated depreciation .................          $ 2,484
   Employee benefits ........................           (4,299)
   Other, net ...............................           (1,967)
                                                       -------
   Total ....................................          $(3,782)
                                                       =======

                      Bell Atlantic - West Virginia, Inc.

10. SUPPLEMENTAL CASH FLOW AND ADDITIONAL FINANCIAL INFORMATION

                                           YEARS ENDED DECEMBER 31
                                          -------------------------
                                            1994     1993    1992
                                          -------  -------  -------
                                           (DOLLARS IN THOUSANDS)
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
 Interest, net of amounts capitalized...  $18,289  $20,311  $23,015
 Income taxes, net of amounts refunded..   65,272   58,589   49,836

ADDITIONAL FINANCIAL INFORMATION:
Interest expense incurred, net of
 amounts capitalized....................   18,468   20,306   22,384
Capitalized interest....................      436      ---      ---

   Interest paid during the year includes $242,000 in 1994, $847,000 in 1993, and $1,158,000 in 1992 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

   At December 31, 1994, $4,167,000 of negative cash was classified as accounts payable.

11. TRANSACTIONS WITH AFFILIATES

   The financial statements include transactions with Bell Atlantic Network Services, Inc. (NSI), Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

   The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies (as shown separately below).

   The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

   Operating revenues include amounts received from other affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic network services subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends to its parent, Bell Atlantic.

   Transactions with affiliates are summarized as follows:

                                           YEARS ENDED DECEMBER 31
                                          -------------------------
                                            1994     1993    1992
                                          -------  -------  -------
                                           (DOLLARS IN THOUSANDS)

Operating revenues...................     $45,440  $41,536  $40,168

Operating expenses:
  NSI................................      83,246   77,079   71,041
  Bellcore...........................       4,908    6,982    9,301
  Other..............................       9,639   10,884   10,531
                                          -------  -------  -------
                                           97,793   94,945   90,873

Interest income from BANFC...........         274       28       42

Interest expense to BANFC............         186      829    1,113

Dividends paid and distributions of
 capital surplus to Bell Atlantic....      78,470   73,150   62,750

                      Bell Atlantic - West Virginia, Inc.

   Outstanding balances with affiliates are reported on the balance sheets at December 31, 1994 and 1993 as Note receivable from affiliate, Accounts receivable - affiliates, Note payable to affiliate, and Accounts payable - affiliates.

   In 1994, NSI expenses included $1,595,000, representing the Company's proportionate share of separation benefit costs associated with employees of NSI. Bellcore expenses in 1994 included reimbursements of $2,472,000 from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network (AIN) project. This project previously had been supported entirely by Bell Atlantic's network services subsidiaries, including the Company.

   In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $377,000, net of a deferred income tax benefit of $251,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.


12. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                          INCOME BEFORE
                                          EXTRAORDINARY
                                            ITEMS AND
                                            CUMULATIVE
                                         EFFECT OF CHANGE     NET
                   OPERATING  OPERATING   IN ACCOUNTING     INCOME
QUARTER ENDED      REVENUES    INCOME       PRINCIPLE       (LOSS)
-----------------  ---------  ---------  ----------------  ---------
                                (DOLLARS IN THOUSANDS)

1994:
  March 31.......   $148,783   $ 42,041       $22,068      $ 22,068
  June 30........    144,430     36,560        18,704        18,704
  September 30*..    151,576     35,520        18,494       (58,122)
  December 31....    148,015     46,538        24,993        24,993
                    --------   --------       -------      --------
  Total..........   $592,804   $160,659       $84,259      $  7,643
                    ========   ========       =======      ========


1993:
  March 31**.....   $142,212   $ 36,136        $17,900     $ 10,503
  June 30........    143,894     38,710         19,976       18,520
  September 30...    145,796     38,993         21,062       21,062
  December 31....    142,606     34,123         17,504       17,504
                    --------   --------        -------     --------
  Total..........   $574,508   $147,962        $76,442     $ 67,589
                    ========   ========        =======     ========

* The loss for the third quarter of 1994 includes an extraordinary charge of $76,616,000, net of an income tax benefit of $43,792,000, related to the discontinuation of regulatory accounting principles (see Note 2).

** Net income for the first quarter of 1993 includes a charge of $7,397,000, net of a deferred income tax benefit of $4,919,000, related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (see Note 8).

                      Bell Atlantic - West Virginia, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1994, 1993, and 1992
                            (Dollars in Thousands)

                                                 ADDITIONS
                                          -----------------------
                                                      CHARGED
                               BALANCE AT  CHARGED    TO OTHER    CHARGED TO   BALANCE
                               BEGINNING     TO       ACCOUNTS    DEDUCTIONS    AT END
DESCRIPTION                    OF PERIOD  EXPENSES     NOTE(a)      NOTE(b)    OF PERIOD
-----------------------------  ---------  --------  -------------  ----------  ---------

Allowance for Uncollectible
  Accounts Receivable:

  Year 1994..................     $3,077    $4,169      $4,664      $9,350        $2,560

  Year 1993..................     $3,452    $3,508      $4,803      $8,686        $3,077

  Year 1992..................     $2,756    $4,100      $5,122      $8,526        $3,452


------------------------------------------

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

                                   EXHIBITS


                      FILED WITH ANNUAL REPORT FORM 10-K

                   UNDER THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                      BELL ATLANTIC - WEST VIRGINIA, INC.

                         COMMISSION FILE NUMBER 1-7150

Form 10-K for 1994
File No. 1-7150
Page 1 of 1



                                EXHIBITS INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


      Exhibit Number (Referenced to Item 601 of Regulation S-K)
      ---------------------------------------------------------

      3a Certificate of Incorporation of the registrant as amended July 30, 1975. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150.)

          3a(i) Articles of Amendment dated August 29, 1990. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-7150.)

          3a(ii) Articles of Amendment, dated January 6, 1994 and filed January
                 13, 1994. (Exhibit 3a(ii) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7150.)

      3b  By-Laws of the registrant, as amended April 28, 1994.

      4 No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     23   Consent of Independent Accountants.

     24   Powers of Attorney.

     27   Financial Data Schedule.