Form 10-Q
period 1995-03-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1995-05-12
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               ----------------

                                   FORM 10-Q

                               ----------------


    (Mark one)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1995

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

                                ---------------

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

                                              Three months ended
                                                  March 31,
                                             --------------------
                                               1995       1994
                                             ---------  ---------
OPERATING REVENUES (including $9,932
 and $11,082 from affiliates)..............  $144,636   $148,770
                                             --------   --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes...............................    29,552     33,417
  Depreciation and amortization............    29,399     26,261
  Other (including $26,189
   and $25,825 to affiliates)..............    47,728     47,064
                                             --------   --------
                                              106,679    106,742
                                             --------   --------

OPERATING INCOME...........................    37,957     42,028

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used
   during construction.....................       ---        205
  Other, net (including $225
   and $0 from affiliate)..................       (64)      (375)
                                             --------   --------
                                                  (64)      (170)
INTEREST EXPENSE (including $0
 and $118 to affiliate)....................     4,277      4,796
                                             --------   --------

INCOME BEFORE PROVISION FOR INCOME TAXES...    33,616     37,062
PROVISION FOR INCOME TAXES.................    13,449     14,994
                                             --------   --------

NET INCOME.................................  $ 20,167   $ 22,068
                                             ========   ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of period...................  $ (6,549)  $ 41,833
  Add:  net income.........................    20,167     22,068
                                             --------   --------
                                               13,618     63,901
  Deduct:  dividend........................       ---     17,140
           other changes...................         3        ---
                                             --------   --------
  At end of period.........................  $ 13,615   $ 46,761
                                             ========   ========

                      See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

                                    ASSETS
                                    ------

                                                     March 31,      December 31,
                                                       1995             1994
                                                   ------------     ------------
CURRENT ASSETS
  Short-term investments.......................  $    5,697       $      ---
  Note receivable from affiliate...............      18,222           11,377
  Accounts receivable:
    Customers and agents, net of allowances for
     uncollectibles of $2,246 and $2,560.......      79,683           73,452
    Affiliates.................................       9,645           17,791
    Other......................................       2,823            5,980
  Material and supplies........................       3,390            3,529
  Prepaid expenses.............................      12,785           13,099
  Deferred income taxes........................       1,868            1,435
  Other........................................          66               66
                                                 ----------       ----------
                                                    134,179          126,729
                                                 ----------       ----------

PLANT, PROPERTY AND
 EQUIPMENT.....................................   1,602,648        1,571,784
  Less accumulated depreciation................     795,385          764,580
                                                 ----------       ----------
                                                    807,263          807,204
                                                 ----------       ----------

OTHER ASSETS...................................      11,855           13,474
                                                 ----------       ----------

TOTAL ASSETS...................................  $  953,297       $  947,407
                                                 ==========       ==========



                      See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 March 31,  December 31,
                                                   1995         1994
                                                 ---------  -------------

CURRENT LIABILITIES
  Debt maturing within one year:
   Other.......................................   $     25      $     27
  Accounts payable:
   Affiliates..................................     39,483        41,134
   Other.......................................     36,783        39,276
  Accrued expenses:
   Taxes.......................................     22,576         8,767
   Other.......................................     30,224        28,573
  Advance billings and customer deposits.......     15,254        15,382
                                                  --------      --------
                                                   144,345       133,159
                                                  --------      --------

LONG-TERM DEBT.................................    263,683       263,664
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................    145,411       144,301
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................     50,118        51,576
  Unamortized investment tax credits...........     12,460        13,066
  Other........................................     23,686        24,461
                                                  --------      --------
                                                    86,264        89,103
                                                  --------      --------
SHAREOWNER'S INVESTMENT
  Common stock - one share, owned by
   parent, at stated value.....................    264,065       304,065
  Capital surplus..............................     35,914        19,664
  Reinvested earnings (accumulated deficit)....     13,615        (6,549)
                                                  --------      --------
                                                   313,594       317,180
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $953,297      $947,407
                                                  ========      ========


                      See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                    Three months ended
                                                         March 31,
                                                   ---------------------
                                                     1995         1994
                                                   --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......   $ 61,960     $ 48,393
                                                   --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments..........     (5,697)         ---
  Additions to plant, property and equipment....    (29,110)     (14,357)
  Net change in note receivable from affiliate..     (6,845)      (3,433)
  Other plant-related changes...................     (1,092)        (415)
                                                   --------     --------
Net cash used in investing activities...........    (42,744)     (18,205)
                                                   --------     --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease
   obligations..................................         (7)         (15)
  Net change in note payable to affiliate.......        ---      (20,387)
  Dividend paid.................................        ---      (17,140)
  Capital surplus distribution..................    (23,750)         ---
  Net change in outstanding checks drawn on
   controlled disbursement accounts.............      4,541          624
Net cash used in financing                          -------      -------
 activities.....................................    (19,216)     (36,918)
                                                    -------      -------

NET CHANGE IN CASH .............................        ---       (6,730)


CASH, BEGINNING OF PERIOD ......................        ---        6,730
                                                   --------     --------

CASH, END OF PERIOD ............................   $    ---     $    ---
                                                   ========     ========


                      See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - West Virginia, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulations."

2.  Shareowner's Investment

                                   Common    Capital    Reinvested Earnings
(Dollars in Thousands)             Stock     Surplus    (Accumulated Deficit)
- -------------------------------    ------    -------    ---------------------

Balance at December 31, 1994...   $304,065   $ 19,664         $ (6,549)
Net income.....................                                 20,167
Transfer of stated capital to
 capital surplus...............    (40,000)    40,000
Distribution of capital surplus
 to Bell Atlantic Corporation..               (23,750)
Other..........................                                     (3)
                                  --------   --------         --------
Balance at March 31, 1995......   $264,065   $ 35,914         $ 13,615
                                  ========   ========         ========

    On January 31, 1995, the Board of Directors of the Company approved a transfer in the amount of $40,000,000 from stated capital, as represented by the Company's one issued share of common stock without par value, to capital surplus.

    On May 1, 1995, the Company declared and paid a capital surplus distribution in the amount of $28,495,000 to Bell Atlantic Corporation.

3.  Reclassifications

    Certain reclassifications of prior year's data have been made to conform to 1995 classifications.

                      Bell Atlantic - West Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

    The Company reported net income for the first quarter of 1995 of $20,167,000, compared to net income of $22,068,000 for the same period in 1994.

    Major items affecting the comparison of operating results for the three month period ended March 31, 1995, versus the three month period ended March 31, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------

For the Three Months Ended March 31                       1995          1994
- --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Transport Services
   Local service                                         $ 63,288      $ 63,918
   Network access                                          42,071        43,966
   Toll service                                            17,129        19,434
Ancillary Services
   Directory advertising                                    7,737         7,107
   Other                                                    3,009         3,229
Value-added Services                                       11,402        11,116
                                                         --------      --------
Total                                                    $144,636      $148,770
                                                         ========      ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                      Percentage
                                                                       Increase
                                                     1995     1994    (Decrease)
- --------------------------------------------------------------------------------

At March 31
- -----------
  Access Lines in Service (In thousands)
    Residence                                         564      554       1.8%
    Business                                          175      166       5.4
    Public                                             10       10         -
                                                      ---      ---
                                                      749      730       2.6
                                                      ===      ===

For the Three Month Period Ended March 31
- -----------------------------------------
  Access Minutes of Use (In millions)
    Interstate                                        541      506       6.9
    Intrastate                                        104      102       2.0
                                                      ---      ---
                                                      645      608       6.1
                                                      ===      ===

  Toll Messages (In thousands)
    Intrastate                                     10,053   10,734      (6.3)
    Interstate                                        623      619        .6
                                                   ------   ------
                                                   10,676   11,353      (6.0)
                                                   ======   ======

                      Bell Atlantic - West Virginia, Inc.

LOCAL SERVICE REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (630)   (1.0)%
================================================================================

  Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

  Local service revenues decreased in 1995 primarily due to the completion, on December 31, 1994, of the phased elimination of Locality Rate Area charges pursuant to the Company's Incentive Regulation Plan. The elimination of this charge is expected to reduce local service revenues by approximately $6 million in 1995. In addition, local service revenues were negatively impacted by the effect of storm-related usage experienced in the first quarter of 1994. Substantially offsetting these decreases were a 2.6% growth in the number of access lines in service and higher usage of basic calling services by residence customers.


NETWORK ACCESS REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(1,895)   (4.3)%
================================================================================

  Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long-distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks, and end-user access revenues are earned from local exchange carrier customers who pay for access to the network.

  Network access revenues decreased in 1995 principally due to the effect of price reductions, the recognition of the Company's obligations under the Federal Communications Commission's (FCC) current price cap order and lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. See "Competitive and Regulatory Environment - Federal Regulation" for a discussion of FCC interstate access revenue issues. Higher customer demand for access services, as reflected by a 6.1% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service partially offset these decreases. Increased demand for digital data transport services further offset the decrease in network access revenues. Reported growth in access minutes of use and revenues was negatively impacted by storm-related calling volumes experienced in the first quarter of 1994.


TOLL SERVICE REVENUES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(2,305)  (11.9)%
================================================================================

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

  The decrease in toll service revenues was caused by a decline of 6.0% in toll message volumes and price reductions on certain toll services. The decline in toll message volumes was due to the effect of storm-driven usage experienced in the first quarter of 1994 and increased competition for intraLATA toll and WATS services. The Company expects that competition will continue to negatively impact toll service revenues in 1995, relative to 1994 levels.

                      Bell Atlantic - West Virginia, Inc.

DIRECTORY ADVERTISING REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   630    8.9%
================================================================================

  Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

  Growth in directory advertising revenues was principally due to higher rates charged for these services. Volume growth continues to be impacted by competition from other directory companies, as well as other advertising media.


OTHER ANCILLARY SERVICES REVENUES
================================================================================
  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (220)   (6.8)%
================================================================================

  Other ancillary services include billing and collection services provided to IXCs, and facilities rental services provided to affiliates and non-affiliates.

  Other ancillary services decreased due to lower facilities rental revenues from affiliates, partially offset by higher billing and collection services revenues.


VALUE-ADDED SERVICES REVENUES

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   286    2.6%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID and Caller ID Deluxe, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for value-added central office and voice messaging services, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in the first quarter of 1995. These increases were offset, in part, by lower revenues from customer premises services.


OPERATING EXPENSES
- ------------------

For the Three Months Ended March 31                           1995      1994
- --------------------------------------------------------------------------------
                                                          (Dollars in Thousands)
Employee costs, including benefits and taxes                $ 29,552  $ 33,417
Depreciation and amortization                                 29,399    26,261
Other operating expenses                                      47,728    47,064
                                                            --------  --------
Total                                                       $106,679  $106,742
                                                            ========  ========

                      Bell Atlantic - West Virginia, Inc.

EMPLOYEE COSTS

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(3,865)  (11.6)%
================================================================================

  Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

  The decline in employee costs was principally due to a decrease in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions. The effect of lower workforce levels also contributed to the overall decrease in employee costs. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April and August 1994, respectively. Associate employee wage increases were determined under a contract ratified in October 1992 by the union representing associate employees of the Company. Such contract will expire in August 1995.


DEPRECIATION AND AMORTIZATION

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $ 3,138   11.9%
================================================================================

  Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 7.6% for the first quarter of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSE

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   664    1.4%
================================================================================

  Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

  The increase in other operating expenses was largely attributable to an increase in materials expense, and higher costs allocated from NSI, primarily as a result of increased rent expense, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries, including the Company.

  These increases were partially offset by lower expenses attributable to the effect of the severe winter storms in the first quarter of 1994 and the timing of network software purchases.

                      Bell Atlantic - West Virginia, Inc.

OTHER INCOME AND (EXPENSE), NET

  Dollars in Thousands                               Increase
================================================================================
  Three Months                                       $   106   62.4%
================================================================================

  The change in other income and (expense), net was attributable to additional interest income recognized on a note receivable from an affiliate. This increases was partially offset by a reduction in income related to the allowance for funds used during construction.

  Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $  (519)   (10.8)%
================================================================================

  Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles.


PROVISION FOR INCOME TAXES

  Dollars in Thousands                               (Decrease)
================================================================================
  Three Months                                       $(1,545)  (10.3)%
================================================================================

EFFECTIVE INCOME TAX RATES

For the Three Months Ended March 31
================================================================================
  1995                                                40.0%
- --------------------------------------------------------------------------------
  1994                                                40.5%
================================================================================

  The Company's effective income tax rate was slightly lower in 1995 principally due to a decrease in state deferred tax expense related to the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
- --------------------------------------

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

                      Bell Atlantic - West Virginia, Inc.

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

  Federal Regulation

  Legislation has been introduced in the current session of the United States Congress that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services upon meeting certain conditions. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

  On April 28, 1995, the U.S. District Court, which administers the Modification of Final Judgment (MFJ), granted the Regional Bell Operating Companies' (RBOCs) joint motion for a waiver of the MFJ permitting them to provide interLATA wireless telecommunications services. The Court's decision contained a number of restrictions limiting the extent and manner in which the RBOCs may provide interLATA wireless services. While Bell Atlantic plans to comply with the requirements of the Court's decision so that it may provide the services authorized therein, it has appealed the decision to the U.S. Court of Appeals for the District of Columbia Circuit.

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. Resolution of this matter is expected later in 1995.

  FCC Interim Price Cap Orders

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access rates. The Interim Plan, which is effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be reduced by a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan provides for increases to the Price Cap Indices for inflation, 2.9% effective August 1, 1995, based on the increase in the GDP-PI. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes including changes in accounting costs that the FCC believes have no economic consequences.

  On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers. This adjustment, which is effective for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining the prior years sharing amounts that will be reflected in rate reductions that become effective August 1, 1995.

  On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% productivity factor for the August 1995 to June 1996 tariff period. The rates included in the May 9, 1995 filing result in price decreases for the Company totaling approximately $16,100,000 on an annual basis. These price decreases include the

                      Bell Atlantic - West Virginia, Inc.

scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that is in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $10,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that the earnings impact of these price decreases will be substantially mitigated by volume increases and cost reductions that result from improved productivity.

  Bell Atlantic has appealed the Orders with the D.C. Circuit Court of Appeals and has petitioned the FCC for a stay of certain aspects of the Orders pending the results of the appeals.

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

  The PSC has set aside for separate proceedings the issues of intraLATA presubscription and local service competition. Currently, intraLATA toll calls default to the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. Testimony has been filed in the intraLATA presubscription case with hearings scheduled to begin on June 6, 1995. Proposed local rules were filed on the local service competition case with reply comments filed on April 24, 1995.


OTHER MATTERS
- -------------

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

FINANCIAL CONDITION
- -------------------

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

  As of March 31, 1995, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  The Company's debt ratio was 45.7% at March 31, 1995, compared to 45.4% at December 31, 1994.

                      Bell Atlantic - West Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1994.


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule.


         (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1995.

                      Bell Atlantic - West Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  May 11, 1995         By  /s/ John Ruddick
                               --------------------------------------
                                   John Ruddick
                                   Principal Accounting Officer
                                   and Treasurer



   UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 1995.