Form 10-Q
period 1995-06-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 1995-08-11
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ---------------

                                   FORM 10-Q

                                ---------------


       (Mark one)
           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1995

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
                            (Dollars in Thousands)

                                                         Three months ended           Six months ended
                                                               June 30,                    June 30,
                                                        ----------------------      ----------------------
                                                          1995          1994          1995          1994
                                                        --------      --------      --------      --------
OPERATING REVENUES (including $8,805, $11,233,
 $18,737 and $22,315 from affiliates)...............    $146,267      $144,430      $290,903      $293,200
                                                        --------      --------      --------      --------

OPERATING EXPENSES
 Employee costs, including benefits and taxes.......      30,041        32,049        59,593        65,466
 Depreciation and amortization......................      29,757        26,336        59,156        52,597
 Other (including $26,372, $26,319, $52,561
  and $52,144 to affiliates)........................      47,449        49,485        95,177        96,549
                                                        --------      --------      --------      --------
                                                         107,247       107,870       213,926       214,612
                                                        --------      --------      --------      --------

OPERATING INCOME....................................      39,020        36,560        76,977        78,588

OTHER INCOME (EXPENSE), NET
 Allowance for funds used during construction.......         ---           222           ---           427
 Other, net (including $118, $17, $343
  and $17 from affiliate)...........................         130          (138)           66          (513)
                                                        --------      --------      --------      --------
                                                             130            84            66           (86)
INTEREST EXPENSE (including $37, $56, $37
 and $174 to affiliate).............................       4,517         4,731         8,794         9,527
                                                        --------      --------      --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES............      34,633        31,913        68,249        68,975
PROVISION FOR INCOME TAXES..........................      13,724        13,209        27,173        28,203
                                                        --------      --------      --------      --------

NET INCOME..........................................    $ 20,909      $ 18,704      $ 41,076      $ 40,772
                                                        ========      ========      ========      ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
 At beginning of period.............................    $ 13,615      $ 46,761      $ (6,549)     $ 41,833
 Add:  net income...................................      20,909        18,704        41,076        40,772
                                                        --------      --------      --------      --------
                                                          34,524        65,465        34,527        82,605
 Deduct:  dividends.................................         ---        21,150           ---        38,290
          other changes.............................          (1)            1             2             1
                                                        --------      --------      --------      --------
 At end of period...................................    $ 34,525      $ 44,314      $ 34,525      $ 44,314
                                                        ========      ========      ========      ========

                      See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                    June 30,     December 31,
                                                      1995           1994
                                                   ----------    ------------

CURRENT ASSETS
 Short-term investments.......................     $    4,371      $      ---
 Note receivable from affiliate...............            ---          11,377
 Accounts receivable:
  Customers and agents, net of allowances for
   uncollectibles of $1,984 and $2,560........         79,557          73,452
  Affiliates..................................          8,719          17,791
  Other.......................................          3,160           5,980
 Material and supplies........................          2,079           3,529
 Prepaid expenses.............................         19,100          13,099
 Deferred income taxes........................          1,871           1,435
 Other........................................            ---              66
                                                   ----------      ----------
                                                      118,857         126,729
                                                   ----------      ----------

PLANT, PROPERTY AND EQUIPMENT.................      1,611,614       1,571,784
 Less accumulated depreciation................        814,011         764,580
                                                   ----------      ----------
                                                      797,603         807,204
                                                   ----------      ----------

OTHER ASSETS..................................          6,267          13,474
                                                   ----------      ----------

TOTAL ASSETS..................................     $  922,727      $  947,407
                                                   ==========      ==========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                  June 30,     December 31,
                                                    1995           1994
                                                  ---------    ------------
CURRENT LIABILITIES
 Debt maturing within one year:
  Affiliate....................................    $  1,858        $    ---
  Other........................................          24              27
 Accounts payable:
  Affiliates...................................      37,720          41,134
  Other........................................      29,512          39,276
 Accrued expenses:
  Taxes........................................       8,626           8,767
  Other........................................      29,784          28,573
 Advance billings and customer deposits........      15,730          15,382
                                                   --------        --------
                                                    123,254         133,159
                                                   --------        --------

LONG-TERM DEBT.................................     263,701         263,664
                                                   --------        --------

EMPLOYEE BENEFIT OBLIGATIONS...................     145,472         144,301
                                                   --------        --------

DEFERRED CREDITS AND OTHER LIABILITIES
 Deferred income taxes.........................      48,214          51,576
 Unamortized investment tax credits............      11,854          13,066
 Other.........................................      24,223          24,461
                                                   --------        --------
                                                     84,291          89,103
                                                   --------        --------

SHAREOWNER'S INVESTMENT
 Common stock - one share, owned by
  parent, at stated value......................     264,065         304,065
 Capital surplus...............................       7,419          19,664
 Reinvested earnings (accumulated deficit).....      34,525          (6,549)
                                                   --------        --------
                                                    306,009         317,180
                                                   --------        --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $922,727        $947,407
                                                   ========        ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                          Six months ended
                                                              June 30,
                                                        --------------------
                                                          1995        1994
                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES............   $ 90,322    $ 84,892
                                                        --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES
 Net change in short-term investments................     (4,371)        ---
 Additions to plant, property and equipment..........    (50,087)    (32,978)
 Net change in note receivable from affiliate........     11,377         ---
 Other, net..........................................        (31)       (878)
                                                        --------    --------
Net cash used in investing activities................    (43,112)    (33,856)
                                                        --------    --------


CASH FLOWS FROM FINANCING ACTIVITIES
 Principal repayments of capital lease obligations...        (12)        (29)
 Net change in note payable to affiliate.............      1,858     (19,447)
 Dividend paid.......................................        ---     (38,290)
 Capital surplus distribution........................    (52,245)        ---
 Net change in outstanding checks drawn
  on controlled disbursement accounts................      3,189         ---
                                                        --------    --------
Net cash used in financing activities................    (47,210)    (57,766)
                                                        --------    --------

NET CHANGE IN CASH...................................        ---      (6,730)


CASH, BEGINNING OF PERIOD............................        ---       6,730
                                                        --------    --------


CASH, END OF PERIOD..................................   $    ---    $    ---
                                                        ========    ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - West Virginia, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1994 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Effective August 1, 1994, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

2.   Shareowner's Investment

                                                                                 (Accumulated
                                                                                    Deficit)
                                                          Common       Capital      Retained
(Dollars in Thousands)                                    Stock        Surplus      Earnings
- --------------------------------------------------       --------      --------     ---------
Balance at December 31, 1994......................       $304,065      $ 19,664      $ (6,549)
Net income........................................                                     41,076
Transfer of stated capital
 to capital surplus...............................        (40,000)       40,000
Distribution of capital surplus
 to Bell Atlantic Corporation.....................                      (52,245)
Other.............................................                                         (2)
                                                         --------      --------      --------
Balance at June 30, 1995..........................       $264,065      $  7,419      $ 34,525
                                                         ========      ========      ========

     On January 31, 1995, the Board of Directors of the Company approved a transfer in the amount of $40,000,000 from stated capital, as represented by the Company's one issued share of common stock without par value, to capital surplus.

     On August 1, 1995, the Company declared and paid a dividend in the amount of $28,495,000 to Bell Atlantic Corporation.

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

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1995 of $41,076,000, compared to net income of $40,772,000 for the same period in 1994.

     Major items affecting the comparison of results for the six month period ended June 30, 1995, versus the six month period ended June 30, 1994, are discussed in the following sections.


OPERATING REVENUES
- ------------------


For the Six Months Ended June 30                          1995             1994
- --------------------------------------------------------------------------------
                                                        (Dollars in Thousands)
Transport Services
 Local service...............................          $127,701         $127,918
 Network access..............................            86,179           83,015
 Toll service................................            33,741           38,145
Ancillary Services
 Directory advertising.......................            15,853           14,361
 Other.......................................             4,832            6,685
Value-added Services.........................            22,597           23,076
                                                       --------         --------
Total........................................          $290,903         $293,200
                                                       ========         ========


TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------

                                                                      Percentage
                                                                       Increase
                                                   1995        1994   (Decrease)
- --------------------------------------------------------------------------------
At June 30
- ----------
 Access Lines in Service (In thousands)
  Residence..................................       565         553         2.2%
  Business...................................       177         168         5.4
  Public.....................................        10          10           -
                                                 ------      ------
                                                    752         731         2.9
                                                 ======      ======

For the Six Month Period Ended June 30
- --------------------------------------
 Access Minutes of Use (In millions)
  Interstate.................................     1,098       1,003         9.5
  Intrastate.................................       216         202         6.9
                                                 ------      ------
                                                  1,314       1,205         9.0
                                                 ======      ======

 Toll Messages (In thousands)
  Intrastate.................................    20,232      21,178        (4.5)
  Interstate.................................     1,288       1,209         6.5
                                                 ------      ------
                                                 21,520      22,387        (3.9)
                                                 ======      ======

                      Bell Atlantic - West Virginia, Inc.


LOCAL SERVICE REVENUES

     (Dollars in Thousands)        (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $   (217)        (.2)%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Local service revenues decreased primarily due to the completion, on December 31, 1994, of the phased elimination of Locality Rate Area charges pursuant to the Company's Incentive Regulation Plan. The elimination of this charge is expected to reduce local service revenues by approximately $6,000,000 in 1995. Substantially offsetting these decreases was volume-related revenue growth as reflected by a 2.9% growth in the number of access lines in service and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

     (Dollars in Thousands)         Increase
- --------------------------------------------------------------------------------
     Six Months                     $  3,164         3.8%
- --------------------------------------------------------------------------------

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

     Network access revenues increased principally due to higher customer demand for access services as reflected by a 9.0% growth in access minutes of use, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Increased demand for digital data transport services also contributed to growth in access revenues. Revenues in the first half of 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

     Revenue growth was partially offset by price reductions in effect from July 1, 1994 to July 31, 1995 and lower revenues recognized through an interstate revenue sharing agreement with affiliated companies. Further, reported growth in access minutes of use and revenues in the first half of 1995 was negatively impacted by higher storm-related calling volumes experienced in the first quarter of 1994.

     Effective August 1, 1995, the Company implemented price decreases of approximately $16,100,000 on an annual basis, principally for interstate access services, in connection with the Federal Communications Commission's (FCC) Interim Price Cap Order. These price decreases include the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $10,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. As a result of the selection of a 5.3% Productivity Factor under the Interim Plan, the Company is no longer required to share a portion of its interstate earnings. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

                      Bell Atlantic - West Virginia, Inc.

TOLL SERVICE REVENUES

     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $  (4,404)      (11.5)%
- -------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The decrease in toll service revenues was caused by a decline in toll message volumes. Toll message volumes for the six month period ended June 30, 1995 decreased 3.9% over the comparable period last year. The decline in toll messages was due primarily to increased competition for intraLATA toll and WATS services. The effect of storm-related usage experienced in the first quarter of 1994 further impacted volume growth. The reduction in toll service revenues also reflects the impact of customers switching to lower priced optional calling plans offered by the Company. In response to increased competition, the Company will reduce residential intrastate intraLATA toll rates by 18%, or $6,000,000 on an annual basis, effective July 1, 1995.


DIRECTORY ADVERTISING REVENUES

     (Dollars in Thousands)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $   1,492        10.4%
- -------------------------------------------------------------------------------

     Directory advertising revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory advertising services include database and foreign directory marketing.

     Growth in directory advertising revenues was due to higher rates charged for these services, as well as growth in advertising volumes. Changes in billing procedures and lower customer claims and disconnects further boosted directory services revenues in the first half of 1995.


OTHER ANCILLARY SERVICES REVENUES

     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $  (1,853)      (27.7)%
- -------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

     Other ancillary services decreased due to lower facilities rental revenues.


VALUE-ADDED SERVICES REVENUES

     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $    (479)       (2.1)%
- -------------------------------------------------------------------------------

     Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

     The decrease in value-added services revenues was due to a decrease in customer premises services, primarily due to a reduction in contract billing for certain advanced premises services for large businesses. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic. This decrease was partially offset by continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services, including the introduction of Caller ID Deluxe in the fourth quarter of 1994.

                      Bell Atlantic - West Virginia, Inc.

OPERATING EXPENSES
- ------------------



For the Six Months Ended June 30                        1995            1994
- -------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Employee costs, including benefits and taxes.....    $ 59,593        $ 65,466
Depreciation and amortization....................      59,156          52,597
Other operating expenses.........................      95,177          96,549
                                                     --------        --------
Total............................................    $213,926        $214,612
                                                     ========        ========

EMPLOYEE COSTS


     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                     $ (5,873)       (9.0)%
- -------------------------------------------------------------------------------

     Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

     The decrease in employee costs was principally due to the effect of lower workforce levels in 1995. A reduction in overtime pay and repair and maintenance activity, both of which were higher in the first quarter of 1994 as a result of unusually severe weather conditions, also contributed to the decline in employee costs during the first half of 1995. These reductions were partially offset by annual salary and wage increases for management and associate employees, effective April 1995 and August 1994, respectively.

     The contract with the Company's union, the Communications Workers of America (CWA), expired on August 5, 1995. As of August 7, 1995, the CWA has not called a strike and the Company continues to make work available to associate employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

     (Dollars in Thousands)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $   6,559        12.5%
- -------------------------------------------------------------------------------

     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 7.6% for the first half of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $  (1,372)       (1.4)%
- -------------------------------------------------------------------------------

     Other operating expenses consist primarily of contracted services including centralized service expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was attributable to lower costs for directory production and contracted labor and engineering, and the timing of network software purchases. These decreases were partially offset by higher centralized services costs allocated from NSI, primarily as a result of higher advertising and employee costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.

                      Bell Atlantic - West Virginia, Inc.

OTHER INCOME (EXPENSE), NET


     (Dollars in Thousands)         Increase
- -------------------------------------------------------------------------------
     Six Months                    $     152
- -------------------------------------------------------------------------------

     The change in other income (expense), net, was attributable to additional interest income related to a note receivable from an affiliate and short-term investments. These increases were partially offset by a reduction in income related to the allowance for funds used during construction.

     Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $    (733)       (7.7)%
- -------------------------------------------------------------------------------

     Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES


     (Dollars in Thousands)        (Decrease)
- -------------------------------------------------------------------------------
     Six Months                    $  (1,030)       (3.7)%
- -------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

For the Six Months Ended June 30
- -------------------------------------------------------------------------------
     1995                               39.8%
- -------------------------------------------------------------------------------
     1994                               40.9%
- -------------------------------------------------------------------------------

     The Company's effective income tax rate was lower in the first half of 1995 principally due to a decrease in state deferred tax expense related to the discontinued application of regulatory accounting principles in August 1994.


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

     The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect multiple revenue streams of the Company, including toll, local exchange and network access services in the markets and geographical areas in which the competitors operate. The amount of revenue reductions will depend, in part, on the competitors' success in marketing these services and the conditions established by regulatory authorities. The potential impact is expected to be offset, to some extent, by revenues from interconnection charges to be paid to the Company by these competitors.

                      Bell Atlantic - West Virginia, Inc.

     The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and by reducing its cost structure through efficiency and productivity initiatives.

     Federal Regulation

     On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide interLATA services and engage in manufacturing upon meeting certain conditions. The Senate passed a similar bill in June of 1995. A conference committee is expected to work through the differences between the two bills in September and October of 1995. No definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof or the impact on the business or financial condition of the Company.

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

     FCC Interim Price Cap Orders

     On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

     Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

     On March 30, 1995, the FCC also adopted an Order relating to the Price Cap Plan requiring local exchange carriers to include in their calculation of interstate earnings an adjustment to add back to revenues the amounts that were required to be shared with ratepayers in the prior year. This adjustment, which is effective for determination of sharing relating to earnings for 1994 and subsequent years, increased 1994 calculated interstate returns for the purpose of determining sharing amounts that were reflected in rate reductions that became effective August 1, 1995.

     On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Orders. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $16,100,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $10,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

     Bell Atlantic appealed the Orders to the Court of Appeals for the D.C. Circuit and petitioned the Court for a stay of certain aspects of the Orders pending the results of the appeals. On July 31, 1995, the Court of Appeals denied the Company's request for a stay.

                      Bell Atlantic - West Virginia, Inc.

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

     The PSC has set aside for separate proceedings the issues of intraLATA presubscription and local service competition. Currently, intraLATA toll calls default to the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. Testimony has been filed on the intraLATA presubscription case and a hearing was held during June 1995. The PSC is expected to issue an order by the fourth quarter of 1995. Proposed rules and reply comments have been filed on the local service competition case.


OTHER MATTERS
- -------------

     Environmental Issues

     The Company is subject to a number of environmental proceedings as a result of its operations and shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to a Superfund site for which the Company has received a request for information.

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

     As of June 30, 1995, the Company had $67,700,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

     The Company's debt ratio was 46.5% at June 30, 1995, compared to 45.4% at December 31, 1994.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

              Exhibit Number

              27  Financial Data Schedule.

     (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1995.

                      Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               BELL ATLANTIC - WEST VIRGINIA, INC.


Date:  August 10, 1995         By  /s/ John Ruddick
                                  ---------------------------------
                                       John Ruddick
                                       Principal Accounting Officer
                                       and Treasurer





     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 1995.