Form 10-Q
period 1995-09-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 1995-11-13
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                   FORM 10-Q

                               -----------------


          (Mark one)
             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1995

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

                      -----------------------------------


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
                            (Dollars in Thousands)


                                      Three months ended        Nine months ended
                                         September 30,            September 30,
                                    ----------------------    ---------------------
                                      1995          1994        1995         1994
                                    --------      --------    --------     --------
OPERATING REVENUES (including
 $10,431, $12,833, $29,168 and
  $35,148 from affiliates).......   $145,846      $151,576    $436,749     $444,776
                                    --------      --------    --------     --------

OPERATING EXPENSES
  Employee costs, including
   benefits and taxes............     29,733        40,210      89,326      105,676
  Depreciation and
   amortization..................     30,024        27,017      89,180       79,614
  Other (including $27,442,
   $26,481, $80,003 and
   $78,625 to affiliates)........     47,996        48,829     143,173      145,378
                                    --------      --------    --------     --------
                                     107,753       116,056     321,679      330,668
                                    --------      --------    --------     --------

OPERATING INCOME.................     38,093        35,520     115,070      114,108

OTHER INCOME (EXPENSE), NET
  Allowance for funds used
   during construction...........        ---            65         ---          492
  Other, net (including $66,
   $101, $409 and $118 from
   affiliate)....................       (101)         (105)        (35)        (618)
                                    --------      --------    --------     --------
                                        (101)          (40)        (35)        (126)


INTEREST EXPENSE (including $34,
 $2, $71 and $176 to affiliate)..      4,354         4,518      13,148       14,045
                                    --------      --------    --------     --------

INCOME BEFORE PROVISION FOR
 INCOME TAXES AND
 EXTRAORDINARY ITEM..............     33,638        30,962     101,887       99,937
PROVISION FOR INCOME TAXES.......     13,458        12,468      40,631       40,671
                                    --------      --------    --------     --------

INCOME BEFORE EXTRAORDINARY
 ITEM............................     20,180        18,494      61,256       59,266

EXTRAORDINARY ITEM
  Discontinuation of
   Regulatory Accounting
   Principles,
    Net of Tax...................        ---       (76,616)        ---      (76,616)
                                    --------      --------    --------     --------

NET INCOME (LOSS)................   $ 20,180      $(58,122)   $ 61,256     $(17,350)
                                    ========      ========    ========     ========


REINVESTED EARNINGS
 (ACCUMULATED DEFICIT)
  At beginning of period.........   $ 34,525      $ 44,314    $ (6,549)    $ 41,833
  Add:  net income (loss)........     20,180       (58,122)     61,256      (17,350)
                                    --------      --------    --------     --------
                                      54,705       (13,808)     54,707       24,483
  Deduct:  dividends.............     28,495        17,770      28,495       56,060
           other changes.........         19           (36)         21          (35)
                                    --------      --------    --------     --------
  At end of period...............   $ 26,191      $(31,542)   $ 26,191     $(31,542)
                                    ========      ========    ========     ========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                                    ASSETS
                                    ------

                                                  September 30,  December 31,
                                                      1995           1994
                                                  -------------  ------------

CURRENT ASSETS
  Short-term investments........................     $    2,260    $      ---
  Note receivable from affiliate................            ---        11,377
  Accounts receivable:
   Customers and agents, net of allowances for
     uncollectibles of $1,708 and $2,560........         72,505        73,452
   Affiliates...................................          8,748        17,791
   Other........................................          2,190         5,980
  Material and supplies.........................          2,818         3,529
  Prepaid expenses..............................         23,502        13,099
  Deferred income taxes.........................          4,317         1,435
  Other.........................................            ---            66
                                                     ----------    ----------
                                                        116,340       126,729
                                                     ----------    ----------

PLANT, PROPERTY AND EQUIPMENT...................      1,615,771     1,571,784
  Less accumulated depreciation.................        828,131       764,580
                                                     ----------    ----------
                                                        787,640       807,204
                                                     ----------    ----------

OTHER ASSETS....................................          6,736        13,474
                                                     ----------    ----------

TOTAL ASSETS....................................     $  910,716    $  947,407
                                                     ==========    ==========




                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,  December 31,
                                                     1995           1994
                                                 -------------  ------------

CURRENT LIABILITIES
  Debt maturing within one year:
   Affiliate...................................       $  5,522      $    ---
   Other.......................................             17            27
  Accounts payable and accrued liabilities:
   Affiliates..................................         38,370        41,134
   Taxes.......................................          5,280         8,767
   Other.......................................         59,600        67,849
  Advance billings and customer deposits.......         16,149        15,382
                                                      --------      --------
                                                       124,938       133,159
                                                      --------      --------

LONG-TERM DEBT.................................        263,726       263,664
                                                      --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................        146,260       144,301
                                                      --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
  Deferred income taxes........................         49,071        51,576
  Unamortized investment tax credits...........         11,248        13,066
  Other........................................         17,798        24,461
                                                      --------      --------
                                                        78,117        89,103
                                                      --------      --------

SHAREOWNER'S INVESTMENT
  Common stock - one share, owned by
   parent, at stated value.....................        264,065       304,065
  Capital surplus..............................          7,419        19,664
  Reinvested earnings (accumulated deficit)....         26,191        (6,549)
                                                      --------      --------
                                                       297,675       317,180
                                                      --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..       $910,716      $947,407
                                                      ========      ========




                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                         Nine months ended
                                                           September 30,
                                                         ------------------
                                                           1995      1994
                                                         --------  --------
NET CASH PROVIDED BY OPERATING ACTIVITIES............    $136,342  $130,457
                                                         --------  --------


CASH FLOWS FROM INVESTING ACTIVITIES
  Net change in short-term investments...............      (2,260)      ---
  Additions to plant, property and equipment.........     (69,780)  (55,770)
  Net change in note receivable from affiliate.......      11,377   (12,561)
  Other, net.........................................          86    (2,113)
                                                          -------   -------
Net cash used in investing activities................     (60,577)  (70,444)
                                                          -------   -------


CASH FLOWS FROM FINANCING ACTIVITIES
  Principal repayments of capital lease obligations..         (19)      (38)
  Net change in note payable to affiliate............       5,522   (20,387)
  Dividends paid.....................................     (28,495)  (56,060)
  Capital surplus distribution.......................     (52,245)      ---
  Net change in outstanding checks drawn
   on controlled disbursement accounts...............        (528)    9,742
                                                          -------   -------
Net cash used in financing activities................     (75,765)  (66,743)
                                                          -------   -------

NET CHANGE IN CASH...................................         ---    (6,730)


CASH, BEGINNING OF PERIOD............................         ---     6,730
                                                          -------  --------

CASH, END OF PERIOD..................................     $   ---  $    ---
                                                          =======  ========


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

2.  Shareowner's Investment

                                                                  (Accumulated
                                                                    Deficit)
                                           Common      Capital      Retained
(Dollars in Thousands)                      Stock      Surplus      Earnings
--------------------------------------    --------    ---------   ------------
Balance at December 31, 1994..........    $304,065     $ 19,664     $ (6,549)
Net income............................                                61,256
Transfer of stated capital
 to capital surplus...................     (40,000)      40,000
Distribution of capital
 surplus to Bell Atlantic
  Corporation.........................                  (52,245)
Dividend paid to Bell
 Atlantic Corporation.................                               (28,495)
Other.................................                                   (21)
                                          --------     --------     --------
Balance at September 30,                  $264,065     $  7,419     $ 26,191
 1995.................................    ========     ========     ========


  On January 31, 1995, the Board of Directors of the Company approved a transfer in the amount of $40,000,000 from stated capital, as represented by the Company's one issued share of common stock without par value, to capital surplus.

  On November 1, 1995, the Company declared and paid a dividend in the amount of $28,495,000 to Bell Atlantic Corporation.

3.  Reclassifications

  Certain reclassifications of the prior year's data have been made to conform to 1995 classifications.

                      Bell Atlantic - West Virginia, Inc.


Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

  This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

  The Company reported net income for the first nine months of 1995 of $61,256,000, compared to a loss of $17,350,000 for the same period in 1994.

  Results for the nine months ended September 30, 1994 included a non-cash, after-tax extraordinary charge of $76,616,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

  Major items affecting the comparison of results for the nine month period ended September 30, 1995, versus the nine month period ended September 30, 1994, are discussed in the following sections.

OPERATING REVENUES
------------------



For the Nine Months Ended September 30                1995              1994
-----------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Transport Services
   Local service...............................    $192,227          $192,387
   Network access..............................     128,142           127,034
   Toll service................................      48,885            56,729
Ancillary Services
   Directory publishing........................      24,149            21,633
   Other.......................................       8,555            12,266
Value-added Services...........................      34,791            34,727
                                                   --------          --------
Total..........................................    $436,749          $444,776
                                                   ========          ========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                    Percentage
                                                                     Increase
                                                   1995      1994   (Decrease)
--------------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
    Residence..................................     568       559         1.6%
    Business...................................     179       170         5.3
    Public.....................................      10        10           -
                                                 ------    ------
                                                    757       739         2.4
                                                 ======    ======

For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
    Interstate.................................   1,650     1,521         8.5
    Intrastate.................................     332       309         7.4
                                                 ------    ------
                                                  1,982     1,830         8.3
                                                 ======    ======

  Toll Messages (In thousands)
    Intrastate.................................  30,629    31,961        (4.2)
    Interstate.................................   1,984     1,831         8.4
                                                 ------    ------
                                                 32,613    33,792        (3.5)
                                                 ======    ======

                      Bell Atlantic - West Virginia, Inc.


LOCAL SERVICE REVENUES

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $  (160)           (.1)%
================================================================================

  Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

  Local service revenues decreased primarily due to the completion, on December 31, 1994, of the phased elimination of Locality Rate Area charges pursuant to the Company's Incentive Regulation Plan. The elimination of this charge is expected to reduce local service revenues by approximately $6,000,000 in 1995. Substantially offsetting this decrease was volume-related revenue growth as reflected by 2.4% growth in the number of access lines in service, and increased usage and data transport by business customers.


NETWORK ACCESS REVENUES

  (Dollars in Thousands)            Increase
================================================================================
  Nine Months               $ 1,108             .9%
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

  Network access revenues increased principally due to higher customer demand for access services as reflected by growth in access minutes of use and in private networks, as well as growth in revenues from end-user charges attributable to increasing access lines in service. Access minutes of use for the nine months ended September 30, 1995 were higher than the corresponding period of 1994 by 8.3%. Revenues in 1995 were also positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

  Revenue growth from volume increases was substantially offset by lower revenues recognized through an interstate revenue sharing agreement with affiliated companies and the effect of price reductions. Under the Federal Communications Commission's (FCC) Price Cap Plan, price reductions on interstate access services were in effect from July 1, 1994 through July 31, 1995.

  In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaces the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $16,100,000 on an annual basis, effective August 1, 1995. These price decreases include the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $10,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate earnings related to the August 1995 to June 1996 tariff period. See "Competitive and Regulatory Environment - Federal Regulation" for a further discussion of FCC interstate access revenue issues.

                      Bell Atlantic - West Virginia, Inc.

TOLL SERVICE REVENUES

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $ (7,844)         (13.8)%
================================================================================

  Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as "LATAs." Other toll services include 800 services and Wide Area Telephone Service (WATS).

  The decrease in toll service revenues was caused by a decline in toll message volumes and price reductions. Toll message volumes for the nine month period ended September 30, 1995 decreased 3.5% over the comparable period last year. The decrease in toll messages was primarily due to increased competition for intraLATA toll and WATS services. Effective July 1, 1995, residential intrastate intraLATA toll rates were reduced by 18%, or $6,000,000 on an annual basis. The reduction in toll service revenues also reflects the impact of customers switching to lower priced optional calling plans offered by the Company. The Company expects that reductions in toll service revenues will continue for the remainder of the year. See "Competitive and Regulatory Environment - State Regulation" for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

  (Dollars in Thousands)            Increase
================================================================================
  Nine Months                $ 2,516           11.6%
================================================================================

  Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

  Growth in directory publishing revenues was due to higher rates charged for these services, as well as growth in advertising volumes. Changes in billing procedures and lower customer claims and disconnects further boosted directory publishing revenues in 1995.


OTHER ANCILLARY SERVICES REVENUES

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $ (3,711)         (30.3)%
================================================================================

  Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

  Other ancillary services decreased primarily due to lower facilities rental revenues in 1995. Also contributing to the decrease in other ancillary services revenues was a reduction in billing and collection revenues as a result of revisions made in early 1995 to the terms of a contract with an IXC. The revised contract no longer includes certain billing and collection services.


VALUE-ADDED SERVICES REVENUES

  (Dollars in Thousands)             Increase
================================================================================
  Nine Months                  $  64             .2%
================================================================================

  Value-added services represent a family of enhanced services including Call Waiting, Return Call, Caller ID, Answer Call, and Voice Mail. These services also include customer premises services such as inside wire installation and maintenance and other central office services and features.

  Continued growth in the network customer base (access lines) and higher demand by residence customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in 1995. Substantially offsetting this revenue growth was a

                      Bell Atlantic - West Virginia, Inc.

reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now being contracted with another affiliate of Bell Atlantic.


OPERATING EXPENSES
------------------


For the Nine Months Ended September 30           1995      1994
-------------------------------------------------------------------
                                              (Dollars in Thousands)

Employee costs, including benefits and taxes..  $ 89,326   $105,676
Depreciation and amortization.................    89,180     79,614
Other operating expenses......................   143,173    145,378
                                                --------   --------
Total.........................................  $321,679   $330,668
                                                ========   ========

EMPLOYEE COSTS

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $(16,350)         (15.5)%
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

  The decrease in employee costs was principally due to the effects of lower workforce levels in 1995 and a third quarter 1994 charge of $7,010,000 to recognize benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Also contributing to the expense decrease was reduced overtime pay. These cost reductions were partially offset by annual salary and wage increases.

  The Company's contract with the Communications Workers of America (CWA) expired on August 5, 1995. As of November 6, 1995, the Company and the CWA have not reached a settlement on a new contract and the Company continues to make work available to employees represented by the CWA at the same wages and benefits as under the expired contract until further notice.


DEPRECIATION AND AMORTIZATION

  (Dollars in Thousands)             Increase
================================================================================
  Nine Months               $ 9,566            12.0%
================================================================================

  Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The higher depreciation rates resulted principally from the discontinued application of regulatory accounting principles, effective August 1, 1994. The composite depreciation rate was 7.6% for the first nine months of 1995. The Company expects this composite depreciation rate to remain substantially unchanged for the remainder of 1995.


OTHER OPERATING EXPENSES

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $(2,205)          (1.5)%
================================================================================

  Other operating expenses consist primarily of contracted services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable, and other costs.

                      Bell Atlantic - West Virginia, Inc.

  The decrease in other operating expenses was attributable to lower costs for directory production and for contracted labor and engineering services. These decreases were partially offset by higher centralized services costs allocated from NSI, primarily as a result of increased advertising costs, as well as additional costs incurred in that organization to enhance systems and consolidate work activities at Bell Atlantic's network services subsidiaries.


OTHER INCOME (EXPENSE), NET

  (Dollars in Thousands)             Increase
================================================================================
  Nine Months                          $ 91
================================================================================

  The change in other income (expense), net, was attributable to additional interest income related to a note receivable from an affiliate and short-term investments. These increases were partially offset by the termination of income related to the allowance for funds used during construction.

  Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.


INTEREST EXPENSE

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $ (897)            (6.4)%
================================================================================

  Interest expense decreased principally due to the recognition of capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES

  (Dollars in Thousands)            (Decrease)
================================================================================
  Nine Months               $ (40)              (.1)%
================================================================================

EFFECTIVE INCOME TAX RATES

  For the Nine Months Ended September 30
================================================================================
  1995                        39.9%
--------------------------------------------------------------------------------
  1994                        40.7%
================================================================================

  The Company's effective income tax rate was lower in 1995 principally due to a decrease in state deferred tax expense related to the discontinued application of regulatory accounting principles in August 1994.


COMPETITIVE AND REGULATORY ENVIRONMENT
--------------------------------------

  The communications industry continues to undergo fundamental changes which may have a significant impact on future financial performance of telecommunications companies. These changes are being driven by a number of factors, including the accelerated pace of technological innovation, the convergence of the telecommunications, cable television, information services and entertainment businesses, and a regulatory environment in which traditional barriers to entry are being lowered or eliminated and competition permitted or encouraged.

  The Company's telecommunications business is subject to competition from numerous sources. An increasing amount of this competition is from companies that have substantial capital, technological and marketing resources, many of which do not face the same regulatory constraints as the Company. The entry of well-financed competitors has the potential to adversely affect

                      Bell Atlantic - West Virginia, Inc.

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

  The Company continues to respond to competitive challenges by intensely focusing on meeting customer requirements and cost controls through efficiency and productivity initiatives.

  Federal Regulation

  On August 4, 1995, the U.S. House of Representatives passed a bill which includes provisions that would open local exchange markets to competitors and would permit local exchange carriers, such as the Company, to provide video programming, as well as to provide interLATA services and engage in manufacturing, upon meeting certain conditions. The Senate passed a similar bill in June of 1995. The Company is cautiously optimistic that a conference committee will reconcile the two bills, and Congress will pass comprehensive telecommunications legislation by the end of 1995. However, no definitive prediction can be made as to whether or when such legislation will be enacted, the provisions thereof, or the impact on the business or financial condition of the Company.

  In February 1995, the FCC issued an Order to Show Cause with respect to certain findings contained in an independent audit of Bell Atlantic's network services subsidiaries' 1988 and first quarter 1989 reported adjustments to the National Exchange Carrier Association (NECA) interstate common line pool. On May 2, 1995, Bell Atlantic filed its response to the Show Cause Order, asserting that there is no legal basis for the FCC to institute enforcement proceedings with respect to these findings. The FCC solicited comments on Bell Atlantic's filing, and only one party filed comments challenging Bell Atlantic's response. On September 11, 1995, Bell Atlantic filed a reply to these comments, reasserting its position that no proceedings are warranted. Resolution of this matter is expected late in 1995.

  FCC Interim Price Cap Order

  On March 30, 1995, the FCC adopted its Report and Order approving an Interim Price Cap Plan for interstate access charges. The Interim Plan, which was effective August 1, 1995, replaces the Price Cap Plan that the FCC adopted in 1990.

  Under the Interim Plan, the Company's Price Cap Index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7%, or 5.3%, which is intended to reflect increases in productivity (Productivity Factor). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provides for a reduction in the Price Cap Index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminates the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

  On May 9, 1995, Bell Atlantic filed its Transmittal of Interstate Rates as required by the March 30, 1995 Order. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period.
The rates included in the May 9, 1995 filing resulted in price decreases for the Company totaling approximately $16,100,000 on an annual basis. These price decreases include the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $10,900,000 reduction results from compliance with the Interim Plan. The remaining 20% represents reductions that the Company was required to make under the prior Price Cap Plan. It is expected that these price decreases will be partially offset by volume increases.

  Bell Atlantic appealed the Interim Price Cap Plan Order to the U.S. Court of Appeals for the D.C. Circuit, and that case is currently pending.

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

  The PSC set aside for separate proceedings the issues of intraLATA presubscription and local service competition. Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code to use an alternate carrier. Presubscription would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial a five-digit access code. On October 10, 1995, the PSC issued an order directing the implementation of Two-Pic intraLATA equal access within eighteen months of the Commission's order. The costs of implementing intraLATA equal access are to be borne by all providers of intrastate long distance service in proportion to their share of total (both intra- and interLATA) long distance minutes of use through a per-minute charge.

  The Company filed a petition on October 20, 1995, asking the Commission to vacate its order and defer making any decision on intraLATA presubscription until such time as the Company is permitted to participate in the interLATA long distance market, or, alternatively, until such time as it can be determined whether the telecommunications reform legislation now pending before Congress will be enacted and signed into law. Implementation of presubscription for intraLATA toll services without the ability to offer interLATA services could have a material negative impact on toll service revenues.


OTHER MATTERS
-------------

  Environmental Issues

  The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the MFJ. Certain of these environmental matters relate to a Superfund site for which the Company has received a request for information.
The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

  The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific issues where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


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

  As of September 30, 1995, the Company had $64,100,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.

  The Company's debt ratio was 47.5% at September 30, 1995, compared to 45.4% at December 31, 1994.

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

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               Exhibit Number

               27 Financial Data Schedule.

          (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1995.

                      Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               BELL ATLANTIC - WEST VIRGINIA, INC.


Date:  November 9, 1995        By  /s/ John Ruddick
                                  ---------------------------------
                                       John Ruddick
                                       Principal Accounting Officer
                                       and Treasurer



   UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 6, 1995.