Form 10-K405
period 1995-12-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1996-03-28
CIK 19724

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            _______________________

                                   FORM 10-K
                            _______________________


   (Mark one)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995

                                       OR

      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from      to


                         Commission file number 1-7150


                      BELL ATLANTIC - WEST VIRGINIA, INC.


A West Virginia Corporation        I.R.S. Employer Identification No. 55-0142020


          1500 MacCorkle Avenue, S.E., Charleston, West Virginia 25314


                        Telephone Number (304) 343-9911

                        -------------------------------


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

                      Bell Atlantic - West Virginia, Inc.


                                   SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
     Title of each class                               on which registered
-----------------------------                         ----------------------
Forty Year 7 1/4% Debentures,
   due February 1, 2013                               New York Stock Exchange

                      Bell Atlantic - West Virginia, Inc.


                               TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----
                                   PART I

    1.  Business..........................................................     1
    2.  Properties........................................................     6
    3.  Legal Proceedings.................................................     7
    4.  Submission of Matters to a Vote of Security Holders...............     8


                                    PART II

    5.  Market for Registrant's Common Equity and Related Stockholder
        Matters...........................................................     8
    6.  Selected Financial Data...........................................     8
    7.  Management's Discussion and Analysis of Results of Operations
        (Abbreviated pursuant to General Instruction J(2).)...............     9
    8.  Financial Statements and Supplementary Data.......................    17
    9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..... ........................................    17


                                   PART III

   10.  Directors and Executive Officers of the Registrant................    17
   11.  Executive Compensation............................................    17
   12.  Security Ownership of Certain Beneficial Owners and Management....    17
   13.  Certain Relationships and Related Transactions....................    17

                                    PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  17


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 25, 1996.

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

   The Company presently serves a territory consisting of two complete Local Access and Transport Areas ("LATAs") and part of a third LATA. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company has historically been permitted to provide telephone service.

   The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial tone"), local private line and public telephone services (including dial tone service for pay telephones owned by the Company and other pay telephone providers). Among other local services provided are Centrex (telephone company central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS)/800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers. The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service.


      LINE OF BUSINESS RESTRICTIONS AND THE TELECOMMUNICATIONS ACT OF 1996

   The consent decree entitled "Modification of Final Judgment" ("MFJ") approved by the United States District Court for the District of Columbia (the "D.C. District Court") which, together with the Plan of Reorganization ("Plan") approved by the D.C. District Court, set forth the terms of Divestiture also established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic and its subsidiaries. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interexchange telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment ("CPE").

   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the MFJ. In general, the Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder. For a brief discussion of certain provisions of the Act, see "Management's Discussion and Analysis of Results of Operations - Factors That May Impact Future Results, Federal Legislation" on pages 14 and 15.


                                   OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of the seven Bell System operating companies ("BOCs") transferred to it pursuant to the Divestiture, including the Company (collectively, the "Network Services Companies"), into lines of business ("LOBs") organized across the Network Services Companies

                      Bell Atlantic - West Virginia, Inc.


around specific market segments. The Network Services Companies, however, remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters. The LOBs are:

   The Consumer Services LOB markets communications services to residential
       -----------------
customers within the service territories of the Network Services Companies, including the service territory of the Company.

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

   The Small Business Services LOB markets communications and information
       -----------------------
services to small businesses (customers having up to 20 access lines).

   The Large Business Services LOB markets communications and information
       -----------------------
services to large businesses (customers having more than 20 access lines).
These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multi-media applications services.

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

   The Network LOB manages the technologies, services and systems platforms
       -------
required by the other LOBs and the Network Services Companies, including the Company, to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.


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

   The FCC has prescribed structures for exchange access tariffs to specify the charges ("access charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. In general, the tariff structures prescribed by the FCC provide that interstate costs which do not vary based on usage ("non-traffic sensitive costs") are recovered from subscribers through flat monthly charges ("subscriber line charges"), and from interexchange

                      Bell Atlantic - West Virginia, Inc.


carriers through usage-sensitive Carrier Common Line ("CCL") charges. Traffic-sensitive interstate costs are recovered from carriers through variable access charges based on several factors, primarily usage.

   Price Caps

   The price cap system, which became effective in 1991, (the "Prior Price Cap Plan") placed a cap on overall LEC prices for interstate access services which was modified annually, in inflation-adjusted terms, by a fixed percentage which was intended to reflect increases in productivity. The price cap level could also be adjusted to reflect "exogenous" changes, such as changes in FCC separations procedures or accounting rules. Under the Prior Price Cap Plan, the Company was required to share with customers in the form of prospective rate reductions a portion of its earnings above a certain authorized rate of return.

   In March 1995, the FCC approved an Interim Price Cap Plan ("Interim Plan") for interstate access charges, which became effective on August 1, 1995, and replaced the Prior Price Cap Plan.

   Under the Interim Plan, the Company's price cap index must be adjusted by an inflation index (GDP-PI), less a fixed percentage, either 4.0%, 4.7% or 5.3%, which is intended to reflect increases in productivity ("Productivity Factor"). Companies selecting the 4.0% or 4.7% Productivity Factor are required to reduce future prices and share a portion of their interstate return in excess of 12.25%. Companies selecting the 5.3% Productivity Factor are also required to reduce prices but are not required to share a portion of their future interstate earnings. The Interim Plan also provided for a reduction in the price cap index of 2.8% to adjust for what the FCC believes was an underestimate in its calculation of the Productivity Factor in prior years. The Interim Plan also eliminated the recovery of certain "exogenous" cost changes, including changes in accounting costs that the FCC believes have no economic consequences.

   In May 1995, Bell Atlantic selected the 5.3% Productivity Factor for the August 1995 to June 1996 tariff period. The rates included in the May 1995 filing resulted in price decreases totaling approximately $16,100,000 on an annual basis. These price decreases included the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Approximately 80% of the remaining $10,900,000 reduction resulted from compliance with the Interim Plan. The remaining 20% represented reductions that the Company was required to make under the Prior Price Cap Plan.

   Bell Atlantic appealed the Interim Price Cap Order to the Court of Appeals for the D.C. Circuit, and that case is currently pending.

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

                      Bell Atlantic - West Virginia, Inc.


                   STATE REGULATION AND COMPETITIVE ENVIRONMENT

   The communications services of the Company are subject to regulation by the Public Service Commission of West Virginia (the "PSC") with respect to intrastate rates and services and certain other matters.

   In December 1991, the PSC approved an "Incentive Regulation Plan". The Incentive Regulation Plan continued the major provisions of the prior plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service. It also committed the Company to invest $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure.

   In December 1994, the PSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. The Company is committed to invest at least $375 million in its network over the five year period from 1995 through 1999.


COMPETITION

   General

   Regulatory changes, as well as new technology, are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources. For a discussion of competition in the local exchange and intraLATA toll markets, see "Management's Discussion and Analysis of Results of Operations
- Factors That May Impact Future Results" on pages 14 and 15.

   Alternative Access

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end users, interexchange carriers and alternative access vendors, which are capable of originating and/or terminating calls without the use of the Company's plant.

   The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

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

                      Bell Atlantic - West Virginia, Inc.


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


                                   EMPLOYEES

   As of December 31, 1995, the Company had approximately 1,800 employees. This workforce is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.

                      Bell Atlantic - West Virginia, Inc.


Item 2.  Properties

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                1995   1994
                                -----  -----
   Central office equipment...    37%    36%
   Cable, wiring and conduit..    40     41
   Land and buildings.........     8      8
   Other equipment............    13     13
   Other......................     2      2
                                ----   ----
                                 100%   100%
                                ====   ====


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone terminal equipment and other terminal equipment, poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. The Company's network has been in a transition from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services. At December 31, 1995, all existing access lines have been transitioned to digital capability.


                              CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $100 million in 1993, $85 million in 1994 and $88 million in 1995. The total investment in plant, property and equipment was approximately $1.52 billion at December 31, 1993, $1.57 billion at December 31, 1994, and $1.63 billion at December 31, 1995, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

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

   Effective in 1994, the Company and the other Regional Holding Companies agreed to discontinue sharing of new pre-Divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

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


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $81,247,000 in 1995, compared to net income of $7,643,000 in 1994.

   In 1994, the Company recorded a pretax charge of $8,605,000, in accordance with Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112), to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Results for 1994 also included a noncash, after-tax extraordinary charge of $76,616,000 in connection with the Company's decision to discontinue application of regulatory accounting principles required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 2 to the Financial Statements).

   These and other items affecting the comparison of operating results between 1995 and 1994 are discussed in the following sections.


OPERATING REVENUES
------------------
For the Years Ended December 31                      1995               1994
-------------------------------------------------------------------------------
                                                      (Dollars in Thousands)
Transport Services
 Local service.................................    $257,858            $257,547
 Network access................................     170,757             170,019
 Toll service..................................      64,027              74,389
Ancillary Services
 Directory publishing..........................      32,408              29,397
 Other.........................................      12,280              14,951
Value-added Services...........................      47,855              46,501
                                                   --------            --------
Total..........................................    $585,185            $592,804
                                                   ========            ========

                      Bell Atlantic - West Virginia, Inc.


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------

                                                             Percentage
                                                              Increase
                                              1995    1994   (Decrease)
                                            ------  ------    -----------------
At Year-End
-----------
  Access Lines in Service (In thousands)
    Residence.............................     568     559        1.6%
    Business..............................     183     173        5.8
    Public................................      10      10        ---
                                            ------  ------
                                               761     742        2.6
                                            ======  ======

For the Year
------------
  Access Minutes of Use (In millions)
    Interstate............................   2,175   2,041        6.6
    Intrastate............................     449     415        8.2
                                            ------  ------
                                             2,624   2,456        6.8
                                            ======  ======

  Toll Messages (In thousands)
    Intrastate............................  41,145  42,076       (2.2)
    Interstate............................   2,669   2,448        9.0
                                            ------  ------
                                            43,814  44,524       (1.6)
                                            ======  ======


LOCAL SERVICE REVENUES

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                   $311        .1%
-------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Local service revenues increased primarily due to a 2.6% growth in network access lines in service. This increase was substantially offset by the completion, on December 31, 1994, of the phased elimination of Locality Rate Area charges, pursuant to the Company's Incentive Regulation Plan. The elimination of these charges reduced local service revenues by approximately $6,000,000 in 1995.


NETWORK ACCESS REVENUES

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                   $738       .4%
-------------------------------------------------------------------------------

   Network access revenues are received from interexchange carriers (IXCs) for their use of the Company's local exchange facilities in providing long distance services to IXCs' customers and from end-user subscribers. Switched access service revenues are derived from usage-based charges paid by IXCs for access to the Company's network. Special access revenues arise from access charges paid by IXCs and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

   Network access revenues increased principally due to higher customer demand for access services as reflected by growth of 6.8% in access minutes of use. Higher end-user revenues attributable to increases in access lines in service also contributed to the growth in network access revenues in 1995. Revenues in 1995 were positively impacted by a temporary rate increase that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs.

                      Bell Atlantic - West Virginia, Inc.


   Revenue growth from volume increases was substantially offset by lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement, and the effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans.

   In March 1995, the FCC adopted an order approving an Interim Price Cap Plan for interstate access charges, which replaced the prior Price Cap Plan. As required by the FCC's order, Bell Atlantic filed its Transmittal of Interstate Rates, which resulted in price decreases for the Company totaling approximately $16,100,000 on an annual basis, effective August 1, 1995. These price decreases included the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. Also as part of the filing, Bell Atlantic selected a 5.3% Productivity Factor, which eliminates the requirement to share a portion of interstate overearnings related to the August 1995 to June 1996 tariff period.

   While the Company expects current volume growth trends to continue, the impact of the August 1, 1995 price decreases is expected to substantially offset volume-related growth during the first half of 1996, relative to 1995 network access revenues.


TOLL SERVICE REVENUES

   Dollars in Thousands             (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                $(10,362)      (13.9)%
-------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area boundaries of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

   The reduction in toll service revenues was caused by a decline of 1.6% in toll message volumes and company-initiated price reductions. The decrease in toll messages was due primarily to increased competition for intraLATA toll and WATS services. Effective July 1, 1995, residential intrastate intraLATA toll rates were reduced by 18%, or $6,000,000 on an annual basis. The reduction in toll service revenues also reflects the impact of customers switching to lower priced optional calling plans offered by the Company.

   The Company expects that competition for toll service revenues will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                 $ 3,011        10.2%
-------------------------------------------------------------------------------

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

                      Bell Atlantic - West Virginia, Inc.


OTHER ANCILLARY SERVICES REVENUES

   Dollars in Thousands             (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                $ (2,671)      (17.9)%
-------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs and facilities rental services provided to affiliates and non-affiliates.

   Other ancillary services revenues decreased principally due to lower facilities rental revenues from affiliates and a reduction in billing and collection services revenues as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                 $ 1,354      2.9%
-------------------------------------------------------------------------------

   Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and customer premises wiring and maintenance services.

   Continued growth in the network customer base (access lines) and higher demand by customers for certain value-added central office and voice messaging services offered by the Company, including the introduction of Caller ID Deluxe in the fourth quarter of 1994, increased value-added services revenues in 1995. Partially offsetting this revenue growth was a reduction in contract billing for certain advanced premises services for large business customers. Such premises services, which were primarily performed by the Company until May 1994, are now contracted with another affiliate of Bell Atlantic.


OPERATING EXPENSES
------------------

For the Years Ended December 31                          1995          1994
-----------------------------------------------------------------------------
                                                      (Dollars in Thousands)

Employee costs, including benefits and taxes..         $117,149      $133,996
Depreciation and amortization.................          119,732       107,083
Other operating expenses......................          196,428       191,066
                                                       --------      --------
Total.........................................         $433,309      $432,145
                                                       ========      ========

EMPLOYEE COSTS

   Dollars in Thousands             (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                $(16,847)      (12.6)%
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

   The decrease in employee costs was principally due to the effects of lower workforce levels in 1995 and a third quarter 1994 charge of $7,010,000 to recognize benefit costs, in accordance with Statement No. 112, for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. Benefit costs associated with the separation of employees of NSI were allocated to the Company and included in other operating expenses. Decreased overtime pay and a reduction in pension and postretirement benefit costs further reduced employee costs in 1995. These cost

                      Bell Atlantic - West Virginia, Inc.


reductions were partially offset by annual salary and wage increases and the recognition of certain contract labor and separation pay costs in 1995 associated with the contract settlement with the Communications Workers of America (CWA).

   The Company's contract with the CWA, representing approximately 2,300 employees, expired on August 5, 1995. In January 1996, a tentative three-year labor agreement was reached, which was subsequently ratified in February 1996. The agreement includes a 10.6% wage increase over the three-year contract period, a ratification bonus, improved pensions and benefits, and certain employment security provisions.


DEPRECIATION AND AMORTIZATION

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                 $12,649        11.8%
-------------------------------------------------------------------------------

   Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The composite depreciation rates were 7.6% in 1995 and 7.0% in 1994.


OTHER OPERATING EXPENSES

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                 $5,362          2.8%
-------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was attributable to higher centralized services costs allocated from NSI, primarily as a result of additional costs incurred in that organization to enhance systems, consolidate work activities and market value-added services at Bell Atlantic's network services subsidiaries. Higher rent expense and network software costs also contributed to the increase in other operating expenses in 1995.

   These increases were partially offset by lower costs for contracted labor and engineering services and the effect of a third quarter 1994 charge for the Company's allocated share of separation benefit costs associated with employees of NSI.


OTHER INCOME AND (EXPENSE), NET

   Dollars in Thousands              Increase
-------------------------------------------------------------------------------
   1995 - 1994                         $435
-------------------------------------------------------------------------------

   The change in other income and (expense), net was attributable to additional interest income related to a note receivable from an affiliate and short-term investments. Lower non-operating costs in 1995 also contributed to the change in other income and (expense), net. These increases were partially offset by the elimination of the allowance for funds used during construction.

   Upon the discontinued application of regulatory accounting principles, effective August 1, 1994, the Company began recognizing capitalized interest costs as a reduction of interest expense. Previously, the Company recorded an allowance for funds used during construction as an item of other income.

                      Bell Atlantic - West Virginia, Inc.


INTEREST EXPENSE

   Dollars in Thousands             (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                  $(895)      (4.8)%
-------------------------------------------------------------------------------

   Interest expense decreased principally due to the recognition of increased capitalized interest costs, subsequent to the discontinued application of regulatory accounting principles, effective August 1, 1994.


PROVISION FOR INCOME TAXES

   Dollars in Thousands             (Decrease)
-------------------------------------------------------------------------------
   1995 - 1994                $(4,441)      (7.7)%
-------------------------------------------------------------------------------

EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
-------------------------------------------------------------------------------
   1995                              39.5%
-------------------------------------------------------------------------------
   1994                              40.5%
-------------------------------------------------------------------------------

   The Company's effective income tax rate was lower in 1995 principally due to a decrease in state deferred tax expense related to the discontinued application of regulatory accounting principles in August 1994.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 9 to the Financial Statements.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

   FEDERAL LEGISLATION

   The Telecommunications Act of 1996 (the Act), which became effective on February 8, 1996, is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states.

   Secondly, within Bell Atlantic's geographic region, each of the telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to connect to the Company's network. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service and exchange access at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services for resale at wholesale prices; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications and (v) provide physical collocation.

                      Bell Atlantic - West Virginia, Inc.


   No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's market and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.


   COMPETITION

   IntraLATA Toll Services

   Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll services revenues.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using the carrier of their choice without having to dial the five-digit access code.

   In general, the Act prohibits a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to a final order requiring an operating telephone company to implement presubscription that was issued on or prior to December 19, 1995.

   During 1995, the Public Service Commission of West Virginia (PSC) conducted proceedings to determine whether, and under what conditions, to authorize presubscription. In October 1995, the PSC issued an order directing the implementation of presubscription within eighteen months of that order. The Company has filed an appeal with the West Virginia Supreme Court. Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services.

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by the PSC. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

   Other

   See Item 1 - Description of Business, Competition on pages 4 and 5 for additional information on the Company's competitive environment.


   OTHER STATE REGULATORY MATTERS

   The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and certain other matters.

   See Item 1 - Description of Business, State Regulation on page 4 for a description of the Company's current regulatory plan.

                      Bell Atlantic - West Virginia, Inc.


OTHER MATTERS
-------------

   Environmental Issues

   The Company is subject to a number of environmental proceedings as a result of its operations and the shared liability provisions in the Plan of Reorganization related to the Modification of Final Judgment. Certain of these environmental matters relate to a Superfund site for which the Company has received a request for information. The Company is also responsible for the remediation of sites with underground fuel storage tanks and other expenses associated with environmental compliance.

   The Company continually monitors its operations with respect to potential environmental issues, including changes in legally mandated standards and remediation technologies. The Company's recorded liabilities reflect those specific situations where remediation activities are currently deemed to be probable and where the cost of remediation is estimable. Management believes that the aggregate amount of any additional potential liability would not have a material effect on the Company's results of operations or financial condition.


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

   As of December 31, 1995, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 47.7% at December 31, 1995, compared to 45.4% at December 31, 1994.

   On February 1, 1996, the Company declared and paid a cash dividend in the amount of $14,000,000 to Bell Atlantic.

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


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Omitted pursuant to General Instruction J(2).)


Item 13.  Certain Relationships and Related Transactions

          (Omitted pursuant to General Instruction J(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


      (a) The following documents are filed as a part of this report:

          (1)  Financial Statements

               See Index to Financial Statements and Financial Statement Schedule appearing on page F-1.

          (2)  Financial Statement Schedule

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

          3b   By-Laws of the registrant, as amended December 15, 1995.

               3b(i) Consent of Sole Stockholder of Bell Atlantic - West Virginia, Inc., dated December 15, 1995.

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

         23   Consent of Independent Accountants.

         24   Powers of Attorney.

         27   Financial Data Schedule.

     (b) Reports on Form 8-K:

              There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1995.

                      Bell Atlantic - West Virginia, Inc.


                                   SIGNATURES



   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      Bell Atlantic - West Virginia, Inc.



                                      By   /s/  Ritchie A. Ireland, II
                                         -----------------------------
                                           Ritchie A. Ireland, II
                                           Principal Financial
                                           Officer and Controller



March 27, 1996


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:

 Dennis M. Bone          President and
                         Chief Executive
                         Officer

Principal Financial Officer:

 Ritchie A. Ireland, II  Principal
                         Financial Officer
                         and Controller

                                      By  /s/  Ritchie A. Ireland, II
                                         ----------------------------
Directors:                                 Ritchie A. Ireland, II
 Dennis M. Bone                            (individually and as
 David B. Frost                            attorney-in-fact)
 Ritchie A. Ireland, II                    March 27, 1996

                      Bell Atlantic - West Virginia, Inc.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE



                                                                  Page
                                                                  ----

     Report of Independent Accountants..........................   F-2

     Statements of Operations and Reinvested Earnings
          For the years ended December 31, 1995, 1994 and 1993..   F-3

     Balance Sheets - December 31, 1995 and 1994................   F-4

     Statements of Cash Flows
          For the years ended December 31, 1995, 1994 and 1993..   F-6

     Notes to Financial Statements..............................   F-7

     Schedule II - Valuation and Qualifying Accounts
          For the years ended December 31, 1995, 1994 and 1993..  F-20


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - West Virginia, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

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



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1996

                      Bell Atlantic - West Virginia, Inc.

     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                               1995        1994         1993
                                            ----------  -----------  ----------
OPERATING REVENUES (including $39,293,
 $45,633 and $41,553 from affiliates).....   $585,185     $592,804    $574,508
                                             --------     --------    --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..............................    117,149      133,996     127,736
  Depreciation and amortization...........    119,732      107,083     116,164
  Other (including $106,822, $103,517
   and $100,568 to affiliates)............    196,428      191,066     182,646
                                             --------     --------    --------
                                              433,309      432,145     426,546
                                             --------     --------    --------

OPERATING INCOME..........................    151,876      160,659     147,962

OTHER INCOME AND (EXPENSE), NET
  Allowance for funds used during
   construction...........................        ---          492         544
  Other, net (including $466, $274 and
   $28 from affiliate)....................        (82)      (1,009)     (1,401)
                                             --------     --------    --------
                                                  (82)        (517)       (857)
INTEREST EXPENSE (including $114, $186
 and $829 to affiliate)...................     17,573       18,468      20,306
                                             --------     --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
  EXTRAORDINARY ITEMS, AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...............................    134,221      141,674     126,799

PROVISION FOR INCOME TAXES................     52,974       57,415      50,357
                                             --------     --------    --------

INCOME BEFORE EXTRAORDINARY ITEMS AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE................................     81,247       84,259      76,442
                                             --------     --------    --------

EXTRAORDINARY ITEMS
  Discontinuation of Regulatory
   Accounting Principles, Net of Tax......        ---      (76,616)        ---
  Early Extinguishment of Debt, Net of
   Tax....................................        ---          ---      (1,456)
                                             --------     --------    --------
                                                  ---      (76,616)     (1,456)
                                             --------     --------    --------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Postemployment Benefits, Net of Tax.....        ---          ---      (7,397)
                                             --------     --------    --------

NET INCOME................................   $ 81,247     $  7,643    $ 67,589
                                             ========     ========    ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of year....................   $ (6,549)    $ 41,833    $ 47,769
  Add:  net income........................     81,247        7,643      67,589
                                             --------     --------    --------
                                               74,698       49,476     115,358
  Deduct:  dividends......................     56,990       56,060      73,150
           other changes..................        170          (35)        375
                                             --------     --------    --------
  At end of year..........................   $ 17,538     $ (6,549)   $ 41,833
                                             ========     ========    ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS
                                     ------


                                                         DECEMBER 31
                                                    ----------------------
                                                       1995        1994
                                                    ----------  ----------

CURRENT ASSETS
Note receivable from affiliate....................  $    4,939  $   11,377
Accounts receivable:
  Customers and agents, net of allowances for
   uncollectibles of $4,178 and $2,560............      79,232      73,452
  Affiliates......................................       8,037      17,791
  Other...........................................       2,463       5,980
Material and supplies.............................       2,693       3,529
Prepaid expenses..................................      16,412      13,099
Deferred income taxes.............................       1,899       1,435
Other.............................................         ---          66
                                                    ----------  ----------
                                                       115,675     126,729
                                                    ----------  ----------

PLANT, PROPERTY AND EQUIPMENT.....................   1,625,779   1,571,784
Less accumulated depreciation.....................     849,205     764,580
                                                    ----------  ----------
                                                       776,574     807,204
                                                    ----------  ----------

OTHER ASSETS......................................      11,124      13,474
                                                    ----------  ----------

TOTAL ASSETS......................................  $  903,373  $  947,407
                                                    ==========  ==========




                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                      DECEMBER 31
                                                 ---------------------
                                                   1995        1994
                                                 ---------  ----------
CURRENT LIABILITIES
Debt maturing within one year:
  Other........................................   $     10   $     27
Accounts payable and accrued liabilities:
  Affiliates...................................     41,020     41,134
  Other........................................     74,571     76,616
Advance billings and customer deposits.........     16,684     15,382
                                                  --------   --------
                                                   132,285    133,159
                                                  --------   --------

LONG-TERM DEBT.................................    263,750    263,664
                                                  --------   --------

EMPLOYEE BENEFIT OBLIGATIONS...................    144,193    144,301
                                                  --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................     42,708     51,576
Unamortized investment tax credits.............     10,112     13,066
Other..........................................     21,303     24,461
                                                  --------   --------
                                                    74,123     89,103
                                                  --------   --------

COMMITMENTS (Note 4)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
 parent, at stated value.......................    264,065    304,065
Capital surplus................................      7,419     19,664
Reinvested earnings (accumulated deficit)......     17,538     (6,549)
                                                  --------   --------
                                                   289,022    317,180
                                                  --------   --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $903,373   $947,407
                                                  ========   ========




                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)

                                                        1995             1994         1993
                                                      ---------        --------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................    $  81,247        $  7,643     $  67,589
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization..................      119,732         107,083       116,164
   Extraordinary items, net of tax................          ---          76,616         1,456
   Cumulative effect of change in accounting
    principle, net of tax.........................          ---             ---         7,397
   Allowance for funds used during construction...          ---            (492)         (544)
   Other items, net...............................            4             126        (2,489)
   Changes in certain assets and liabilities:
      Accounts receivable.........................        3,815         (15,284)        1,742
      Material and supplies.......................          835          (1,501)          (46)
      Other assets................................        2,908          (9,111)       16,817
      Accounts payable and accrued taxes..........       (5,534)          9,477       (12,941)
      Deferred income taxes, net..................       (9,333)         (3,354)       (3,511)
      Unamortized investment tax credits..........       (2,954)         (2,616)       (4,585)
      Employee benefit obligations................         (108)         15,435         6,899
      Other liabilities...........................         (760)          3,175        (4,411)
                                                      ---------        --------     ---------
Net cash provided by operating activities.........      189,852         187,197       189,537
                                                      ---------        --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments...............       (5,697)            ---           ---
Proceeds from sale of short-term investments......        5,697             ---           ---
Additions to plant, property and equipment........      (88,499)        (84,902)      (99,925)
Net change in note receivable from affiliate......        6,438         (11,377)          ---
Other, net........................................         (681)         (2,914)       (1,630)
                                                      ---------        --------     ---------
Net cash used in investing activities.............      (82,742)        (99,193)     (101,555)
                                                      ---------        --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings..........................          ---             ---        49,250
Principal repayments of capital lease obligations.          (26)            (44)         (500)
Early extinguishment of debt......................          ---             ---       (50,000)
Net change in note payable to affiliate...........          ---         (20,387)       (1,788)
Dividends paid....................................      (56,990)        (56,060)      (73,150)
Capital surplus distribution......................      (52,245)        (22,410)          ---
Net change in outstanding checks drawn
 on controlled disbursement accounts..............        2,151           4,167        (5,064)
                                                      ---------        --------     ---------
Net cash used in financing activities.............     (107,110)        (94,734)      (81,252)
                                                      ---------        --------     ---------

NET CHANGE IN CASH................................          ---          (6,730)        6,730

CASH, BEGINNING OF YEAR...........................          ---           6,730           ---
                                                      ---------        --------     ---------

CASH, END OF YEAR.................................    $     ---        $    ---     $   6,730
                                                      =========        ========     =========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    DESCRIPTION OF BUSINESS

    Bell Atlantic - West Virginia, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company provides two basic types of telecommunications services in a territory consisting of two complete Local Access and Transport Areas (LATAs) and part of a third LATA in the state of West Virginia. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and toll services. Local service includes the provision of local exchange, local private line and public telephone services. Toll service includes message toll services and intraLATA Wide Area Toll Service/800 services. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier
(IXC) which, in turn, provides telecommunications service between LATAs (interLATA service) to their customers. The Company also provides exchange access service to IXCs which provide intrastate intraLATA long distance telecommunications service. Other services provided by the Company include directory publishing, customer premises wiring and maintenance, and billing and collection services.

    The Telecommunications Act of 1996 is the most comprehensive revision of the federal communications laws in over 60 years. In general, the Telecommunications Act includes provisions that would open the Company's local exchange markets to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing.

    BASIS OF PRESENTATION

    Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71) (see Note 2).

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets, and liabilities and disclosure of contingencies. Actual results could differ from those estimates.

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

    SHORT-TERM INVESTMENTS

    Short-term investments consist of investments that mature 91 days to 12 months from the date of purchase. Short-term investments are stated at cost, which approximates market value.

    MATERIAL AND SUPPLIES

    New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items.

                      Bell Atlantic - West Virginia, Inc.

    PREPAID DIRECTORY

    Costs of directory production and advertising sales are principally deferred until the directory is published. Such costs are amortized to expense and the related advertising revenues are recognized over the average life of the directory, which is generally 12 months.

    PLANT AND DEPRECIATION

    The Company's provision for depreciation is based principally on the composite group remaining life method of depreciation and straight-line composite rates. This method provides for the recovery of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. The composite group method requires periodic revisions to depreciation rates based on a number of variables, including retirement estimates, survivor curves, salvage, and cost of removal.

    In connection with the discontinued application of Statement No. 71, effective August 1, 1994, for financial reporting purposes, the Company began using estimated asset lives for certain categories of plant and equipment that were shorter than those approved by regulators prior to the discontinuance of Statement No. 71. The shorter lives result principally from the Company's expectation as to the revenue-producing lives of the assets.

    The following asset lives were used in 1994 and 1995:

                                 JANUARY 1, 1994    EFFECTIVE
AVERAGE LIVES (IN YEARS)        TO JULY 31, 1994  AUGUST 1, 1994   1995
------------------------------  ----------------  --------------  -------

Buildings..................           30 - 50         30 - 40     30 - 40
Central office equipment...            8 - 18          6 - 12      7 - 15
Cable, wiring and conduit..           20 - 50         15 - 50     18 - 50
Other equipment............            7 - 27          6 - 27      6 - 27

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

    EMPLOYEE BENEFITS

    Pensions, Postretirement Benefits Other Than Pensions, and Postemployment Benefits

    Substantially all employees of the Company are covered under multi-employer noncontributory defined benefit pension plans and postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company.

                      Bell Atlantic - West Virginia, Inc.

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

    The Company also provides employees with postemployment benefits such as disability benefits, workers' compensation, and severance pay. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits."

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

    RECLASSIFICATIONS

    Certain reclassifications of prior years' data have been made to conform to 1995 classifications.


2.  DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

    In the third quarter of 1994, the Company determined that it was no longer eligible for continued application of the accounting required by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (Statement No. 71). In connection with the decision to discontinue regulatory accounting principles under Statement No. 71, the Company recorded a noncash, extraordinary charge of $76,616,000, which is net of an income tax benefit of $43,792,000.

    The Company's determination that it was no longer eligible for continued application of the accounting required by Statement No. 71 was based on the belief that the convergence of competition, technological change, actual and potential regulatory, legislative and judicial actions, and other factors were creating fully open and competitive markets. In such markets, the Company does not believe it can be assured that prices can be maintained at levels that will recover the net carrying amount of existing telephone plant and equipment, which has been depreciated over relatively long regulator-prescribed lives. In addition, changes from cost-based regulation to a form of incentive regulation contributed to the determination that the continued application of Statement No. 71 was inappropriate.

    A summary of the components of the after-tax charge recognized as a result of the discontinued application of Statement No. 71 follows:

                                                        (DOLLARS IN THOUSANDS)
                                                        -----------------------

    Increase in plant and equipment depreciation
     reserve..........................................          $68,641
    Accelerated investment tax credit amortization....           (4,979)
    Tax-related regulatory asset and liability
     elimination......................................           10,374
    Other regulatory asset and liability elimination..            2,580
                                                                -------
    Total.............................................          $76,616
                                                                =======

                      Bell Atlantic - West Virginia, Inc.

    The increase in the accumulated depreciation reserve was supported by both an impairment analysis, which identified estimated amounts not recoverable from future discounted cash flows, and a depreciation study, which identified inadequate depreciation reserve levels which the Company believes resulted principally from the cumulative underdepreciation of plant as a result of the regulatory process. Investment tax credit amortization was accelerated as a result of the reduction in remaining asset lives of the associated telephone plant and equipment.

    Tax-related regulatory assets of $53,617,000 and tax-related regulatory liabilities of $43,243,000, which were established upon the adoption of Statement No. 109 and amortized as the related deferred taxes were recognized in the ratemaking process, were eliminated (see Note 9). The elimination of other regulatory assets and liabilities relates principally to deferred vacation pay costs, which were being amortized as they were recognized in the ratemaking process.


3.  PLANT, PROPERTY AND EQUIPMENT

    Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                   1995         1994
                                -----------  -----------
                                 (DOLLARS IN THOUSANDS)

   Land.......................  $    6,523   $    6,035
   Buildings..................     120,589      115,932
   Central office equipment...     603,504      577,296
   Cable, wiring and conduit..     655,927      641,440
   Other equipment............     211,119      202,234
   Other......................       8,994        9,512
   Construction-in-progress...      19,123       19,335
                                ----------   ----------
                                 1,625,779    1,571,784
   Accumulated depreciation...    (849,205)    (764,580)
                                ----------   ----------
   Total......................  $  776,574   $  807,204
                                ==========   ==========

    Certain prior year amounts previously included in Construction-in-progress have been reclassified to Other to conform to 1995 classifications.


4.  LEASES

    The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $65,000 and $99,000, and related accumulated amortization of $59,000 and $75,000 at December 31, 1995 and 1994, respectively. The Company incurred no initial capital lease obligations in 1995, 1994 and 1993.

    Total rent expense amounted to $20,781,000 in 1995, $19,878,000 in 1994 and $23,207,000 in 1993. Of these amounts, $9,149,000, $9,593,000 and $10,332,000 in 1995, 1994 and 1993, respectively, were lease payments to affiliated companies.

                      Bell Atlantic - West Virginia, Inc.

    At December 31, 1995, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

   YEARS                        CAPITAL LEASES  OPERATING LEASES
   -----                        --------------  ----------------
                                     (DOLLARS IN THOUSANDS)

   1996.......................             $11            $  726
   1997.......................              --               725
   1998.......................              --               704
   1999.......................              --               659
   2000.......................              --               639
   Thereafter.................              --             1,999
                                           ---            ------
   Total......................              11            $5,452
                                                          ======

   Less imputed interest......               1
                                           ---
   Present value of net
    minimum lease payments....              10
   Less current installments..              10
                                           ---
   Long-term obligation at
    December 31, 1995.........             $--
                                           ===

5.  DEBT

    DEBT MATURING WITHIN ONE YEAR

    Long-term debt maturing within one year was $10,000 and $27,000 at December 31, 1995 and 1994, respectively.

    The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1995 and 1994, there was no outstanding Note payable balance with BANFC. At December 31, 1995, the Company had $69,600,000 of an unused line of credit with BANFC.

    LONG-TERM DEBT

    Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                          1995         1994
                                                       -----------  -----------
                                                        (DOLLARS IN THOUSANDS)

   Forty year 5%, due 2000...........................    $ 25,000     $ 25,000
   Ten year 6.05%, due 2003..........................      50,000       50,000
   Twelve year 7%, due 2004..........................      50,000       50,000
   Forty year 7 1/4%, due 2009.......................      40,000       40,000
   Forty year 7 1/4%, due 2013.......................      50,000       50,000
   Forty year 8.4%, due 2029.........................      50,000       50,000
                                                         --------     --------
                                                          265,000      265,000
   Unamortized discount and premium, net.............      (1,250)      (1,346)
   Capital lease obligations - average rate
    20.7% and 17.6%..................................          10           37
                                                         --------     --------
   Total long-term debt, including current maturities     263,760      263,691
   Less maturing within one year.....................          10           27
                                                         --------     --------
   Total long-term debt..............................    $263,750     $263,664
                                                         ========     ========

                      Bell Atlantic - West Virginia, Inc.

    Long-term debt outstanding at December 31, 1995 includes $115,000,000 that is callable by the Company. The call prices of these debentures range from 102.5% to 100.0% of face value, depending upon the remaining term to maturity of the issue. In addition, $50,000,000 of long-term debt, bearing interest at 8.4%, will become redeemable only on October 15, 1996 at the option of the holders. The redemption price will be 100.0% of face value, plus accrued interest.

    The Company recorded an extraordinary charge associated with the early extinguishment of debentures called by the Company of $1,456,000, net of an income tax benefit of $969,000 in 1993.

    At December 31, 1995 the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission.


6.  FINANCIAL INSTRUMENTS

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of trade receivables and a note receivable from affiliate.

    Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers in the Company's customer base. For the years ended December 31, 1995, 1994 and 1993, revenues generated from services provided to AT&T, primarily network access and billing and collection, were $72,512,000, $78,455,000 and $79,506,000, respectively. At December 31, 1995 and 1994, Accounts receivable, net, included $3,910,000 and $6,382,000, respectively, from AT&T.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

    Note Receivable from Affiliate (BANFC)

    The carrying amount approximates fair value.

    Debt

    Fair value is estimated based on the quoted market prices for the same or similar issues or on the net present value of the expected future cash flows using current interest rates.

    The estimated fair values of the Company's financial instruments are as follows:

                                             1995                1994
                                      ------------------  ------------------
                                      CARRYING    FAIR    CARRYING    FAIR
                                       AMOUNT    VALUE     AMOUNT    VALUE
                                      --------  --------  --------  --------
                                              (DOLLARS IN THOUSANDS)

    Debt *..........................  $265,000  $283,512  $265,000  $242,092

    Note receivable from affiliate..  $  4,939  $  4,939  $ 11,377  $ 11,377

    * Debt includes Long-term debt and Debt maturing within one year, but excludes capital lease obligations and unamortized discount and premium.

                      Bell Atlantic - West Virginia, Inc.



7.  SHAREOWNER'S INVESTMENT



                                         COMMON   CAPITAL    REINVESTED EARNINGS
   (DOLLARS IN THOUSANDS)                 STOCK   SURPLUS   (ACCUMULATED DEFICIT)
   ------------------------            --------  --------   ---------------------
   Balance at December 31, 1992.....   $304,065  $ 42,074        $ 47,769

   Net income.......................                               67,589
   Dividends paid to Bell Atlantic
    Corporation.....................                              (73,150)
   Other............................                                 (375)
                                       --------  --------        --------
   Balance at December 31, 1993.....    304,065    42,074          41,833

   Net income.......................                                7,643
   Dividends paid to Bell Atlantic
    Corporation.....................                              (56,060)
   Distribution of capital surplus
    to Bell Atlantic Corporation....              (22,410)
   Other............................                                   35
                                       --------  --------        --------
   Balance at December 31, 1994.....    304,065    19,664          (6,549)

   Net income.......................                               81,247
   Transfer of stated capital to
    capital surplus.................              (40,000)         40,000
   Distribution of capital surplus
    to Bell Atlantic Corporation....              (52,245)
   Dividends paid to Bell Atlantic
    Corporation.....................                              (56,990)
   Other............................                                 (170)
                                       --------  --------        --------
   Balance at December 31, 1995 ....   $264,065  $  7,419        $ 17,538
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

    On February 1, 1996, the Company declared and paid a cash dividend in the amount of $14,000,000 to Bell Atlantic.


8.  EMPLOYEE BENEFITS

    PENSION PLANS

    Substantially all of the Company's management and associate employees are covered under multi-employer noncontributory defined benefit pension plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The pension benefit formula is based on a flat dollar amount per year of service according to job classification under the associate plan. The pension benefit formula for plans covering management employees in 1995 and prior years is based on a stated percentage of adjusted career average earnings. The Company's objective in funding these plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

    Effective January 1, 1996, the plan covering management employees was converted to a cash balance plan. Under the cash balance plan, pension benefits are determined by a combination of compensation credits based on age and service and individual account-based interest credits. Each management employee's opening account balance is based on accrued pension benefits as of December 31, 1995, and converted to a lump-sum amount determined under the prior plan's

                      Bell Atlantic - West Virginia, Inc.

provisions. The lump-sum value is multiplied by a transition factor, based on age and service, to arrive at the opening balance.

    Pension cost was $1,411,000, $4,569,000 and $3,886,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The reduction in 1995 pension cost is principally due to an increase in the discount rate from 7.25% at December 31, 1993 to 8.25% at December 31, 1994, and plan changes.

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

    The significant assumptions used for the pension measurements were as follows at December 31:

                                                          1995   1994   1993
                                                          -----  -----  -----

        Discount rate....................................  7.25%  8.25%  7.25%
        Rate of future increases in
         compensation levels.............................  4.75%  5.25%  5.25%

    The expected long-term rate of return on plan assets was 8.25% for 1995, 1994 and 1993.

    Pension benefits for associate employees are subject to collective bargaining. Modifications in pension benefits have been bargained from time to time. Additionally, the Company has amended the benefit formula under pension plans maintained for its management employees. Substantive commitments for future amendments to the Company's pension plans have been reflected in determining the Company's pension cost. The actuarial assumptions used to determine pension cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future pension cost levels and benefit obligations.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    Substantially all of the Company's management and associate employees are covered under postretirement health and life insurance benefit plans sponsored by Bell Atlantic and certain of its subsidiaries, including the Company. The determination of benefit cost for postretirement health benefit plans is based on comprehensive medical and dental benefit plan provisions. The postretirement life insurance benefit formula used in the determination of postretirement benefit cost is primarily based on annual basic pay at retirement. The Company funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

    Postretirement benefit cost was $7,798,000, $11,114,000 and $11,396,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Postretirement benefit cost decreased in 1995 principally as a result of an increase in the discount rate from 7.25% at December 31, 1993 to 8.25% at December 31, 1994, and the effect of favorable plan experience.

    Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," (Statement No. 106) requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, a reconciliation of the funded status of the plan with amounts recorded on the balance sheets and the effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on net periodic postretirement benefit cost and the accumulated postretirement benefit obligation. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

                      Bell Atlantic - West Virginia, Inc.

    Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:

                                                        1995    1994    1993
                                                       ------  ------  ------

   Discount rate....................................   7.25%   8.25%   7.25%
   Rate of future increases in compensation levels..   4.75    5.25    5.25
   Medical cost trend rate:
     Year ending....................................  11.00   12.00   13.00
     Ultimate (year 2003)...........................   5.00    5.00    5.00
   Dental cost trend rate...........................   4.00    4.00    4.00

    The expected long-term rate of return on plan assets was 8.25% for 1995, 1994 and 1993.

    Postretirement benefits other than pensions for associate employees are subject to collective bargaining agreements and have been modified from time to time. The Company has also periodically modified benefits under plans maintained for its management employees. Substantive commitments for future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost. The actuarial assumptions used to determine postretirement benefit cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future postretirement benefit cost levels and benefit obligations.

    POSTEMPLOYMENT BENEFITS

    Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" (Statement No. 112). The cumulative effect at January 1, 1993 of adopting Statement No. 112 reduced net income by $7,397,000, net of a deferred income tax benefit of $4,919,000.

    In the third quarter of 1994, the Company recorded a pretax charge of $8,605,000 to recognize the Company's proportionate share of benefit costs for the separation of employees who are entitled to benefits under preexisting Bell Atlantic separation pay plans. The charge, which was actuarially determined, represents benefits earned through July 1, 1994 for employees who are expected to receive separation payments in the future.

    SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

    Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $2,757,000, $2,271,000, and $2,097,000, in 1995, 1994 and 1993, respectively.

                      Bell Atlantic - West Virginia, Inc.

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

    Upon adoption of Statement No. 109, the effects of required adjustments to deferred tax balances of the Company, which would be recognized in the future for regulatory purposes, were deferred on the balance sheet as regulatory assets and liabilities in accordance with Statement No. 71. At January 1, 1993, the Company recorded income tax-related regulatory assets totaling $43,899,000 in Other Assets and income tax-related regulatory liabilities totaling $48,460,000 in Deferred Credits and Other Liabilities - Other. During 1993, these regulatory assets were increased by $1,483,000 and regulatory liabilities were reduced by $4,379,000 for the effect of the federal income tax rate increase from 34% to 35%, effective January 1, 1993.

    The income tax-related regulatory assets and liabilities were eliminated as a result of the discontinued application of Statement No. 71, effective August 1, 1994 (see Note 2).

    The components of income tax expense are as follows:

                                     YEARS ENDED DECEMBER 31
                                   ----------------------------
                                     1995      1994      1993
                                   --------  --------  --------
                                      (DOLLARS IN THOUSANDS)
Current:
 Federal..................         $51,092   $49,423   $45,945
 State and local..........          14,169    13,962    12,508
                                   -------   -------   -------
 Total....................          65,261    63,385    58,453
                                   -------   -------   -------

Deferred:
 Federal..................          (7,470)   (3,770)   (6,153)
 State and local..........          (1,863)      416     2,642
                                   -------   -------   -------
 Total....................          (9,333)   (3,354)   (3,511)
                                   -------   -------   -------
                                    55,928    60,031    54,942
Investment tax credits....          (2,954)   (2,616)   (4,585)
                                   -------   -------   -------
Total income tax expense..         $52,974   $57,415   $50,357
                                   =======   =======   =======

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

    The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                      YEARS ENDED DECEMBER 31
                                                    ---------------------------
                                                      1995      1994      1993
                                                    --------  --------  -------

Statutory federal income tax rate.                    35.0%     35.0%     35.0%
Investment tax credits............                    (1.4)     (1.9)     (2.6)
State income taxes, net of
 federal tax benefits.............                     6.0       6.0       6.2
Expense related to rate
 differential applied to
  reversing timing differences....                      --        .1        .5
Other, net........................                     (.1)      1.3        .6
                                                      ----      ----      ----
Effective income tax rate.........                    39.5%     40.5%     39.7%
                                                      ====      ====      ====

                      Bell Atlantic - West Virginia, Inc.

Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                                       1995        1994
                                                   --------    --------
                                                  (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
  Depreciation....................                 $124,200    $130,700
  Other...........................                   11,200      11,800
                                                   --------    --------
                                                    135,400     142,500
                                                   --------    --------
Deferred tax assets:
  Employee benefits...............                  (83,000)    (77,200)
  Investment tax credits..........                   (4,100)     (5,300)
  Advance payments................                     (100)       (200)
  Other...........................                   (7,400)     (9,700)
                                                   --------    --------
                                                    (94,600)    (92,400)
                                                   --------    --------
Net deferred tax liability........                 $ 40,800    $ 50,100
                                                   ========    ========

    Total deferred tax assets include approximately $56,000,000 and $54,000,000 at December 31, 1995 and 1994, respectively, related to postretirement benefit costs recognized in accordance with Statement No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.


10. ADDITIONAL FINANCIAL INFORMATION

                                                        DECEMBER 31
                                                   --------------------
                                                     1995       1994
                                                   ---------  ---------
                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable - affiliates.........            $ 41,019   $ 41,134
  Accounts payable - other..............              37,498     39,276
  Accrued expenses......................              14,995     13,204
  Accrued vacation pay..................               9,305     10,460
  Accrued taxes.........................               7,882      8,767
  Interest payable - other..............               4,891      4,909
  Interest payable - affiliate..........                   1        ---
                                                    --------   --------
                                                    $115,591   $117,750
                                                    ========   ========


                                               YEARS ENDED DECEMBER 31
                                            ----------------------------
                                              1995       1994     1993
                                            --------   --------  -------
                                               (DOLLARS IN THOUSANDS)
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
 Interest, net of amounts capitalized....   $ 19,358   $ 18,289  $20,311
 Income taxes, net of amounts refunded...     66,724     65,272   58,589

STATEMENTS OF OPERATIONS AND REINVESTED
 EARNINGS (ACCUMULATED DEFICIT):
Interest expense, net of amounts
 capitalized.............................     17,573     18,468   20,306
Capitalized interest.....................      1,562        436      ---

    Interest paid during the year includes $75,000 in 1995, $242,000 in 1994 and $847,000 in 1993 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 5).

                      Bell Atlantic - West Virginia, Inc.

    At December 31, 1995 and 1994, $6,318,000 and $4,167,000, respectively, of negative cash was classified as accounts payable.

    Total advertising expense amounted to $3,226,000 in 1995, $3,357,000 in 1994 and $2,697,000 in 1993. Of these amounts, $2,788,000, $2,862,000 and $2,072,000 in 1995, 1994 and 1993, respectively, were advertising expenses allocated to the Company by Bell Atlantic Network Services, Inc. (NSI).


11. TRANSACTIONS WITH AFFILIATES

    The financial statements include transactions with NSI, Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

    The Company has contractual arrangements with NSI for the provision of various centralized corporate, administrative, planning, financial and other services. These arrangements serve to fulfill the common needs of Bell Atlantic's operating telephone subsidiaries on a centralized basis. The Company's allocated share of NSI costs include costs billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies.

    The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 5).

    Operating revenues include amounts from affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic's operating telephone subsidiaries. Operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends and made distributions of capital surplus to its parent company, Bell Atlantic.

    Transactions with affiliates are summarized as follows:

                                               YEARS ENDED DECEMBER 31
                                          --------------------------------
                                            1995         1994       1993
                                          ----------  ---------  ---------
                                               (DOLLARS IN THOUSANDS)
 Operating revenues:
  Interstate revenue sharing
   from affiliates...............           $ 35,223   $ 39,099   $ 36,569
  Other revenue from affiliates..              4,070      6,534      4,984
                                            --------   --------   --------
                                              39,293     45,633     41,553
                                            --------   --------   --------
 Operating expenses:
   NSI...........................             87,889     83,246     77,079
   Bellcore......................              5,080      4,908      6,982
   Other.........................             13,853     15,363     16,507
                                            --------   --------   --------
                                             106,822    103,517    100,568
                                            --------   --------   --------

 Interest income from BANFC......                466        274         28

 Interest expense to BANFC.......                114        186        829

 Dividends paid and distributions
  of capital surplus to Bell
  Atlantic.......................            109,235     78,470     73,150

    Outstanding balances with affiliates are reported on the Balance Sheets at December 31, 1995 and 1994 as Note receivable from affiliate, Accounts receivable - affiliates, and Accounts payable and accrued liabilities - affiliates.

    In 1994, NSI operating expenses included $1,595,000, representing the Company's proportionate share of separation benefit costs for employees of NSI. Bellcore expenses in 1994 included reimbursements of $2,472,000 from other Bellcore owners in connection with their decision to participate in the Advanced Intelligent Network project. This

                      Bell Atlantic - West Virginia, Inc.

project previously had been supported entirely by Bell Atlantic's operating telephone subsidiaries, including the Company.

    In 1993, the Company's reported charge for the cumulative effect of the change in accounting for postemployment benefits included $377,000, net of a deferred income tax benefit of $251,000, representing the Company's proportionate share of NSI's accrued cost of postemployment benefits at January 1, 1993.


12. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                INCOME BEFORE     NET
                          OPERATING  OPERATING  EXTRAORDINARY   INCOME
QUARTER ENDED              REVENUES    INCOME        ITEM        (LOSS)
------------------------  ---------  ---------  -------------  ---------
                                      (DOLLARS IN THOUSANDS)
1995:
  March 31..............   $144,636   $ 37,957        $20,167  $ 20,167
  June 30...............    146,267     39,020         20,909    20,909
  September 30..........    145,846     38,093         20,180    20,180
  December 31...........    148,436     36,806         19,991    19,991
                           --------   --------        -------  --------
  Total.................   $585,185   $151,876        $81,247  $ 81,247
                           ========   ========        =======  ========


1994:
  March 31..............   $148,770   $ 42,028        $22,068  $ 22,068
  June 30...............    144,430     36,560         18,704    18,704
  September 30*.........    151,576     35,520         18,494   (58,122)
  December 31...........    148,028     46,551         24,993    24,993
                           --------   --------        -------  --------
  Total.................   $592,804   $160,659        $84,259  $  7,643
                           ========   ========        =======  ========


* The loss for the third quarter of 1994 includes an extraordinary charge of $76,616,000, net of an income tax benefit of $43,792,000, related to the discontinuation of regulatory accounting principles (see Note 2).

                      Bell Atlantic - West Virginia, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (DOLLARS IN THOUSANDS)

                                                  ADDITIONS
                                           ---------------------
                                                       CHARGED
                               BALANCE AT  CHARGED    TO OTHER                    BALANCE
                               BEGINNING      TO      ACCOUNTS     DEDUCTIONS     AT END
DESCRIPTION                    OF PERIOD   EXPENSES    NOTE(a)       NOTE(b)     OF PERIOD
-----------------------------  ----------  --------  -----------  -------------  ---------

Allowance for Uncollectible
  Accounts Receivable:

  Year 1995..................      $2,560    $4,488    $6,116         $8,986        $4,178

  Year 1994..................      $3,077    $4,169    $4,664         $9,350        $2,560

  Year 1993..................      $3,452    $3,508    $4,803         $8,686        $3,077




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

                                    EXHIBITS



                       FILED WITH ANNUAL REPORT FORM 10-K


                   UNDER THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                      Bell Atlantic - West Virginia, Inc.


                         COMMISSION FILE NUMBER 1-7150

Form 10-K for 1995
File No. 1-7150
Page 1 of 1

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

     3b   By-Laws of the registrant, as amended December 15, 1995.

          3b(i) Consent of Sole Stockholder of Bell Atlantic-West Virginia, Inc., dated December 15, 1995.

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