Form 10-Q
period 1996-03-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1996-05-09
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q

                             _____________________


         (Mark one)
            [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended March 31, 1996

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

                             ____________________



THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        _____     _____

                      Bell Atlantic - West Virginia, Inc.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


    STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)
                            (Dollars in Thousands)


                                                            Three months ended
                                                                 March 31,
                                                            -------------------
                                                              1996      1995
                                                            --------  ---------
OPERATING REVENUES
     (including $7,721 and $9,932 from affiliates) .......  $147,641  $144,636
                                                            --------  --------
OPERATING EXPENSES
     Employee costs, including benefits and taxes.........    26,297    29,552
     Depreciation and amortization........................    31,626    29,399
     Other (including $30,947 and $26,189 to affiliates)..    51,348    47,728
                                                            --------  --------
                                                             109,271   106,679
                                                            --------  --------

OPERATING INCOME..........................................    38,370    37,957

OTHER INCOME (EXPENSE), NET
     (including $300 and $225 from affiliate).............       211       (64)

INTEREST EXPENSE..........................................     4,398     4,277
                                                            --------  --------

INCOME BEFORE PROVISION FOR INCOME TAXES..................    34,183    33,616
PROVISION FOR INCOME TAXES................................    13,635    13,449
                                                            --------  --------

NET INCOME................................................  $ 20,548  $ 20,167
                                                            ========  ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
     At beginning of period...............................  $ 17,538  $ (6,549)
     Add:  net income.....................................    20,548    20,167
                                                            --------  --------
                                                              38,086    13,618
     Deduct:  dividend....................................    14,000       ---
              other changes...............................       505         3
                                                            --------  --------
     At end of period.....................................  $ 23,581  $ 13,615
                                                            ========  ========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                 March 31,   December 31,
                                                    1996         1995
                                                 ----------  ------------

CURRENT ASSETS
Short-term investments.........................  $    4,300    $      ---
Note receivable from affiliate.................      34,151         4,939
Accounts receivable:
  Trade and other, net of allowances for
    uncollectibles of $4,156 and $4,178........      75,253        81,695
  Affiliates...................................       6,004         8,037
Material and supplies..........................       2,668         2,693
Prepaid expenses...............................      14,600        16,412
Deferred income taxes..........................       1,464         1,899
                                                 ----------    ----------
                                                    138,440       115,675
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,633,437     1,625,779
Less accumulated depreciation..................     868,761       849,205
                                                 ----------    ----------
                                                    764,676       776,574
                                                 ----------    ----------

OTHER ASSETS...................................       7,992        11,124
                                                 ----------    ----------

TOTAL ASSETS...................................  $  911,108    $  903,373
                                                 ==========    ==========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 March 31,  December 31,
                                                   1996         1995
                                                 ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year..................   $ 50,005      $     10
Accounts payable and accrued liabilities:
  Affiliates...................................     46,198        41,020
  Other........................................     77,531        74,571
Advance billings and customer deposits.........     16,492        16,684
                                                  --------      --------
                                                   190,226       132,285
                                                  --------      --------

LONG-TERM DEBT.................................    213,775       263,750
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................    145,971       144,193
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................     39,199        42,708
Unamortized investment tax credits.............      9,645        10,112
Other..........................................     17,227        21,303
                                                  --------      --------
                                                    66,071        74,123
                                                  --------      --------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
  parent, at stated value......................    264,065       264,065
Capital surplus................................      7,419         7,419
Reinvested earnings............................     23,581        17,538
                                                  --------      --------
                                                   295,065       289,022
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $911,108      $903,373
                                                  ========      ========




                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)


                                                       Three months ended
                                                            March 31,
                                                    --------------------------
                                                      1996              1995
                                                    --------          --------

NET CASH PROVIDED BY OPERATING ACTIVITIES.......... $ 70,024          $ 61,960
                                                    --------          --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............   (4,300)           (5,697)
Additions to plant, property and equipment.........  (20,088)          (29,110)
Net change in note receivable from affiliate.......  (29,212)           (6,845)
Other, net.........................................      360            (1,092)
                                                    --------          --------
Net cash used in investing activities..............  (53,240)          (42,744)
                                                    --------          --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..       (5)               (7)
Dividend paid......................................  (14,000)              ---
Capital surplus distribution.......................      ---           (23,750)
Net change in outstanding checks drawn
  on controlled disbursement accounts..............   (2,779)            4,541
                                                    --------          --------
Net cash used in financing activities..............  (16,784)          (19,216)
                                                    --------          --------


NET CHANGE IN CASH.................................      ---               ---


CASH, BEGINNING OF PERIOD..........................      ---               ---
                                                    --------          --------


CASH, END OF PERIOD................................ $    ---          $    ---
                                                    ========          ========


                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.  Basis of Presentation

    The accompanying financial statements are unaudited and have been prepared by Bell Atlantic - West Virginia, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The December 31, 1995 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. In the opinion of management, these financial statements include all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Dividend

    On May 1, 1996, the Company declared and paid a dividend in the amount of $29,800,000 to Bell Atlantic Corporation (Bell Atlantic).

3.  Reclassifications

    Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.  Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

    On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                      Bell Atlantic - West Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first quarter of 1996 of $20,548,000, compared to net income of $20,167,000 for the same period in 1995.

     Items affecting the comparison of operating results between the three month periods ended March 31, 1996 and 1995 are discussed in the following sections.



OPERATING REVENUES
- ------------------
(Dollars in Thousands)


For the Three Month Period Ended March 31                1996          1995
- ----------------------------------------------------------------------------
Transport Services
  Local service............................           $ 64,756      $ 63,288
  Network access...........................             42,235        42,071
  Toll service.............................             15,572        17,129
Ancillary Services
  Directory publishing.....................              8,497         7,737
  Other....................................              3,645         3,009
Value-added Services.......................             12,936        11,402
                                                      --------      --------
Total......................................           $147,641      $144,636
                                                      ========      ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                  Percentage
                                               1996      1995      Increase
- ----------------------------------------------------------------------------
At March 31
- -----------
 Access Lines in Service (In thousands)
  Residence................................     573        564        1.6%
  Business.................................     185        175        5.7
  Public...................................      10         10         --
                                                ---        ---
                                                768        749        2.5
                                                ===        ===

For the Three Month Period Ended March 31
- -----------------------------------------
 Access Minutes of Use (In millions)
  Interstate...............................     585        541        8.1
  Intrastate...............................     133        104       27.9
                                                ---        ---
                                                718        645       11.3
                                                ===        ===

 Toll Messages (In thousands)
  Intrastate...............................  10,978     10,053        9.2
  Interstate...............................     718        623       15.2
                                             ------     ------
                                             11,696     10,676        9.6
                                             ======     ======

                      Bell Atlantic - West Virginia, Inc.

LOCAL SERVICE REVENUES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                $1,468               2.3%
- --------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

   Higher network usage increased local service revenues during the first quarter of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 2.5% from March 31, 1995.


NETWORK ACCESS REVENUES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $164                .4%
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

   Network access revenues increased due to higher customer demand for access services, as reflected by growth in access minutes of use of 11.3% over the same period in 1995. Revenue growth from volume increases was partially offset by the net effect of price reductions under the Federal Communications Commission's
(FCC) Price Cap Plans and lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement.

   The net effect of price reductions is expected to have a larger negative impact on reported revenues, relative to the same period last year, in the second quarter of 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's proposed FCC price cap filing, which would become effective during the third quarter of 1996.


TOLL SERVICE REVENUES

   1996-1995                            (Decrease)
- --------------------------------------------------------------------------------
   Three Months               $(1,557)              (9.1)%
- --------------------------------------------------------------------------------

   Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

   The reduction in toll service revenues was caused by company-initiated price reductions on certain toll services and increased competition for intraLATA toll and WATS services. Effective July 1, 1995, residential intrastate intraLATA toll rates were reduced by 18%, or $6,000,000 on an annual basis. The reduction in toll service revenues also reflects the impact of customers switching to lower priced optional calling plans offered by the Company. Partially offsetting these decreases was increased network usage, partially attributable to severe winter storms in early 1996. Toll message volumes increased by 9.6% over the first quarter of 1995.

   The Company expects that competition for toll services will continue in 1996. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                      Bell Atlantic - West Virginia, Inc.

DIRECTORY PUBLISHING REVENUES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $760               9.8%
- --------------------------------------------------------------------------------

   Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

   Growth in directory publishing revenues was principally due to higher rates charged for these services, as well as growth in advertising volumes.


OTHER ANCILLARY SERVICES REVENUES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $636              21.1%
- --------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

   Other ancillary services revenues increased due to higher facilities rental revenues from affiliates and the introduction of customer late payment charges in the third quarter of 1995. These increases were partially offset by a reduction in billing and collection services revenues, primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $1,534            13.5%
- --------------------------------------------------------------------------------

   Value-added services represent a family of services which expand the utilization of the network. These services include recent products such as voice messaging services, Caller ID and Return Call as well as more mature products such as Centrex, Touch-Tone, and other customer premises wiring and maintenance services.

   The increase in value-added services revenues during the first quarter of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. These revenue increases were partially offset by a reduction in Touch-Tone service charges, effective December 31, 1995, in accordance with the Incentive Regulation Plan. This reduction in Touch-Tone service charges is expected to reduce value-added services revenues by approximately $4,000,000 on an annual basis.

                     Bell Atlantic - West Virginia, Inc.

OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Three Month Period Ended March 31                    1996          1995
- --------------------------------------------------------------------------------

Employee costs, including benefits and taxes..            $ 26,297      $ 29,552
Depreciation and amortization.................              31,626        29,399
Other operating expenses......................              51,348        47,728
                                                          --------      --------
Total.........................................            $109,271      $106,679
                                                          ========      ========



EMPLOYEE COSTS

   1996-1995                            (Decrease)
- --------------------------------------------------------------------------------
   Three Months                  $(3,255)         (11.0)%
- --------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contract basis, are allocated to the Company and are included in other operating expenses.

   The decrease in employee costs was attributable to savings associated with employees who left the Company during 1995 and the effect of employees transferred from the Company to NSI in December 1995. These reductions were partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally attributable to unusually severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $2,227             7.6%
- --------------------------------------------------------------------------------

   Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The composite depreciation rate was 7.9% for the first quarter of 1996, compared to 7.6% for the three month period ended March 31, 1995.

OTHER OPERATING EXPENSES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $3,620             7.6%
- --------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network services subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first quarter of 1996. These increases were partially offset by lower material costs.

                      Bell Atlantic - West Virginia, Inc.

OTHER INCOME (EXPENSE), NET

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                           $275
- --------------------------------------------------------------------------------

   The change in other income (expense), net was attributable to a gain on the sale of land and additional interest income related to a note receivable from an affiliate.


INTEREST EXPENSE

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $121               2.8%
- --------------------------------------------------------------------------------

   Interest expense increased principally due to a reduction in capitalized interest costs.


PROVISION FOR INCOME TAXES

   1996-1995                            Increase
- --------------------------------------------------------------------------------
   Three Months                  $186               1.4%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

   For the Three Months Ended March 31
- --------------------------------------------------------------------------------
   1996                          39.9%
- --------------------------------------------------------------------------------
   1995                          40.0.%
- --------------------------------------------------------------------------------

   The Company's effective income tax rate was lower in the first quarter of 1996 as a result of a prior period tax true-up of deferred taxes.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

   The Telecommunications Act of 1996 (the Act) became effective on
February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the Company's local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic is permitted to apply for approval to offer interLATA services outside of the geographic region in which it currently operates as a local exchange carrier. Bell Atlantic has announced its plans to offer such services in several states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

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

                      Bell Atlantic - West Virginia, Inc.

   The Act also imposes specific requirements on the Company that are intended to promote competition in the local exchange markets. These requirements include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation.

   No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.

Competition

   IntraLATA Toll Services

   Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll service revenues.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a five-digit access code. Presubscription for intraLATA toll services would enable customers to make intraLATA toll calls using another carrier without having to dial the five-digit access code.

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

   During 1995, the Public Service Commission of West Virginia (PSC) conducted proceedings to determine whether, and under what conditions, to authorize presubscription. In October 1995, the PSC issued an order directing the implementation of presubscription within eighteen months of that order. The Company has filed an appeal with the West Virginia Supreme Court. Implementation of presubscription for intraLATA toll services could have a material negative impact on toll service revenues, especially if the Company is not permitted contemporaneously to offer interLATA services. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by the PSC. The Act is expected to significantly increase the level of competition in the Company's local exchange market. However, increased competition in the local exchange market will facilitate FCC approval of the Company's entry into the interLATA markets.

FCC Interim Price Cap Plan

   On April 2, 1996, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates, as required by the FCC's Interim Price Cap Plan. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The rates included in the April 2, 1996 filing propose actual price increases for the Company totaling approximately $800,000 on an annual basis, which would become effective July 1, 1996.

   In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

                      Bell Atlantic - West Virginia, Inc.

   By the end of 1996, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

Other State Regulatory Matters

   The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and certain other matters.

   In December 1991, the PSC approved an "Incentive Regulation Plan." The Incentive Regulation Plan continued the major provisions of the prior plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service. It also committed the Company to invest $450 million from 1991 through 1995 in West Virginia's telecommunications infrastructure.

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

   Subsequent Event - Proposed Bell Atlantic - NYNEX Merger

   On April 22, 1996, Bell Atlantic and NYNEX Corporation announced a proposed merger of equals pursuant to a definitive merger agreement dated April 21, 1996, that provides for the formation of a new company to be named Bell Atlantic Corporation. Under the terms of the agreement, NYNEX shareholders will receive one share in the new company for each NYNEX share owned and Bell Atlantic shareholders will receive 1.302 shares in the new company for each Bell Atlantic share owned. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close within 12 months.

                      Bell Atlantic - West Virginia, Inc.

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

   As of March 31, 1996, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 47.2% at March 31, 1996, compared to 47.7% at December 31, 1995.

   On May 1, 1996, the Company declared and paid a cash dividend in the amount of $29,800,000 to Bell Atlantic Corporation.

                      Bell Atlantic - West Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           For background concerning the Company's contingent liabilities under the Plan of Reorganization governing the divestiture by AT&T Corp. (formerly American Telephone and Telegraph Company) of certain assets of the former Bell System Operating Companies with respect to private actions relating to pre-divestiture events, including pending antitrust cases, see Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1996.

                      Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  May 8, 1996                    By  /s/ Ritchie A. Ireland, II
                                        -------------------------------------
                                              Ritchie A. Ireland, II
                                              Principal Financial Officer
                                              and Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 3, 1996.