Form 10-Q
period 1996-06-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 1996-08-09
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


 (Mark one)

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996

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

                           -------------------------



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
                             (Dollars in Thousands)


                                                           Three months ended       Six months ended
                                                                June 30,                June 30,
                                                          ---------------------  ---------------------
                                                            1996        1995       1996        1995
                                                          ---------  ----------  ---------  ----------
OPERATING REVENUES (including $7,740, $8,805,
  $15,461 and $18,737 from affiliates)...............      $147,345   $146,267    $294,986    $290,903
                                                           --------   --------    --------    --------
OPERATING EXPENSES
  Employee costs, including benefits and taxes........       27,632     30,041      53,929      59,593
  Depreciation and amortization.......................       31,789     29,757      63,415      59,156
  Other (including $30,980, $26,372, $61,927
    and $52,561 to affiliates)........................       53,518     47,449     104,866      95,177
                                                           --------   --------    --------    --------
                                                            112,939    107,247     222,210     213,926
                                                           --------   --------    --------    --------

OPERATING INCOME......................................       34,406     39,020      72,776      76,977

OTHER INCOME, NET (including $271, $118,
  $571 and $343 from affiliate).......................          122        130         333          66

INTEREST EXPENSE......................................        4,399      4,517       8,797       8,794
                                                           --------   --------    --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES..............       30,129     34,633      64,312      68,249
PROVISION FOR INCOME TAXES............................       11,602     13,724      25,237      27,173
                                                           --------   --------    --------    --------

NET INCOME............................................     $ 18,527   $ 20,909    $ 39,075    $ 41,076
                                                           ========   ========    ========    ========

REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of period..............................     $ 23,581   $ 13,615    $ 17,538    $ (6,549)
  Add:  net income....................................       18,527     20,909      39,075      41,076
                                                           --------   --------    --------    --------
                                                             42,108     34,524      56,613      34,527
  Deduct:  dividend...................................       29,800        ---      43,800         ---
           other changes..............................          ---         (1)        505           2
                                                           --------   --------    --------    --------
  At end of period....................................     $ 12,308   $ 34,525    $ 12,308    $ 34,525
                                                           ========   ========    ========    ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                  June 30,   December 31,
                                                    1996         1995
                                                 ----------  ------------

CURRENT ASSETS
Short-term investments.........................  $    3,076    $      ---
Note receivable from affiliate.................      12,479         4,939
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $4,118 and $4,178..      79,502        81,695
     Affiliates................................       5,501         8,037
Material and supplies..........................       3,401         2,693
Prepaid expenses...............................      22,902        16,412
Deferred income taxes..........................       1,528         1,899
                                                 ----------    ----------
                                                    128,389       115,675
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,637,071     1,625,779
Less accumulated depreciation..................     890,511       849,205
                                                 ----------    ----------
                                                    746,560       776,574
                                                 ----------    ----------

OTHER ASSETS...................................       6,318        11,124
                                                 ----------    ----------

TOTAL ASSETS...................................  $  881,267    $  903,373
                                                 ==========    ==========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 June 30,   December 31,
                                                   1996         1995
                                                 ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year..................   $ 50,000      $     10
Accounts payable and accrued liabilities:
     Affiliates................................     47,372        41,020
     Other.....................................     61,455        74,571
Advance billings and customer deposits.........     16,934        16,684
                                                  --------      --------
                                                   175,761       132,285
                                                  --------      --------

LONG-TERM DEBT.................................    213,800       263,750
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................    142,457       144,193
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................     35,440        42,708
Unamortized investment tax credits.............      9,179        10,112
Other..........................................     20,838        21,303
                                                  --------      --------
                                                    65,457        74,123
                                                  --------      --------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
     parent, at stated value...................    264,065       264,065
Capital surplus................................      7,419         7,419
Reinvested earnings............................     12,308        17,538
                                                  --------      --------
                                                   283,792       289,022
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $881,267      $903,373
                                                  ========      ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                            Six months ended
                                                                June 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............   $ 87,302      $ 90,322
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments..................     (3,076)       (4,371)
Additions to plant, property and equipment............    (34,201)      (50,087)
Net change in note receivable from affiliate..........     (7,540)       11,377
Other, net............................................        801           (31)
                                                         --------      --------
Net cash used in investing activities.................    (44,016)      (43,112)
                                                         --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations.....        (10)          (12)
Net change in note payable to affiliate...............        ---         1,858
Dividend paid.........................................    (43,800)          ---
Capital surplus distribution..........................        ---       (52,245)
Net change in outstanding checks drawn
     on controlled disbursement accounts..............        524         3,189
                                                         --------      --------
Net cash used in financing activities.................    (43,286)      (47,210)
                                                         --------      --------

NET CHANGE IN CASH....................................        ---           ---


CASH, BEGINNING OF PERIOD.............................        ---           ---
                                                         --------      --------


CASH, END OF PERIOD...................................   $    ---      $    ---
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

2.   Dividend

     On August 1, 1996, the Company declared and paid a dividend in the amount of $21,000,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                      Bell Atlantic - West Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
- ---------------------

     The Company reported net income for the first six months of 1996 of $39,075,000, compared to net income of $41,076,000 for the same period in 1995.

     Items affecting the comparison of operating results between the six month periods ended June 30, 1996 and 1995 are discussed in the following sections.



OPERATING REVENUES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                                  1996             1995
- -------------------------------------------------------------------------------------------------
Transport Services
    Local service..........................                          $130,504         $127,701
    Network access.........................                            82,858           86,179
    Toll service...........................                            30,677           33,741
Ancillary Services
    Directory publishing...................                            17,594           15,853
    Other..................................                             7,488            4,832
Value-added Services.......................                            25,865           22,597
                                                                     --------         --------
Total......................................                          $294,986         $290,903
                                                                     ========         ========

TRANSPORT SERVICES OPERATING STATISTICS
- ---------------------------------------
                                                                                       Percentage
                                                       1996             1995            Increase
- --------------------------------------------------------------------------------------------------
At June 30
- ----------
  Access Lines in Service (In thousands)
     Residence.............................             572               565              1.2%
     Business..............................             189               177              6.8
     Public................................              10                10              ---
                                                     ------            ------
                                                        771               752              2.5
                                                     ======            ======


For the Six Month Period Ended June 30
- --------------------------------------
  Access Minutes of Use (In millions)
     Interstate............................           1,182             1,098              7.7
     Intrastate............................             264               216             22.2
                                                     ------            ------
                                                      1,446             1,314             10.0
                                                     ======            ======

  Toll Messages (In thousands)
     Intrastate............................          21,984            20,356              8.0
     Interstate............................           1,461             1,288             13.4
                                                     ------            ------
                                                     23,445            21,644              8.3
                                                     ======            ======

                      Bell Atlantic - West Virginia, Inc.

LOCAL SERVICE REVENUES


     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                       $2,803         2.2%
- --------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage increased local service revenues during the first six months of 1996. The increase in calling volumes principally resulted from growth in the number of access lines in service, which increased 2.5% from June 30, 1995, primarily reflecting higher demand in the business market.


NETWORK ACCESS REVENUES

     1996-1995                             (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $(3,321)       (3.9)%
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

     Network access revenues decreased due to the net effect of price reductions under the Federal Communications Commission's (FCC) Price Cap Plans, which became effective during 1995, and lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement. Higher customer demand for access services, as reflected by growth in access minutes of use of 10.0% over the same period in 1995, partially offset these decreases in network access revenues.

     It is expected that network access revenue growth in the second half of 1996 relative to the same period last year should be positively impacted by continued strong volume growth and the net rate increases effective on July 20, 1996. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" below for a discussion of Bell Atlantic's FCC price cap filing, which became effective on July 20, 1996.


TOLL SERVICE REVENUES

     1996-1995                             (Decrease)
- --------------------------------------------------------------------------------
     Six Months                      $(3,064)       (9.1)%
- --------------------------------------------------------------------------------


     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The reduction in toll service revenues was caused by company-initiated price reductions on certain toll services and increased competition for intraLATA toll and WATS services. Effective July 1, 1995, residential intrastate intraLATA toll rates were reduced by 18%, or $6,000,000 on an annual basis. Partially offsetting these decreases was higher network usage attributable, in part, to severe winter storms in early 1996. Toll message volumes increased by 8.3% over the first six months of 1995.

     The Company expects competition for toll services to continue. See "Factors That May Impact Future Results" below for a further discussion of toll service revenue issues.

                      Bell Atlantic - West Virginia, Inc.

DIRECTORY PUBLISHING REVENUES

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                       $1,741        11.0%
- --------------------------------------------------------------------------------


     Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. Other directory publishing services include database and foreign directory marketing.

     Growth in directory publishing revenues was principally due to higher rates charged for these services as well as growth in advertising volumes.


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                       $2,656        55.0%
- --------------------------------------------------------------------------------


     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Other ancillary services revenues increased due to higher facilities rental revenues from affiliates and the introduction of customer late payment charges in the third quarter of 1995. These increases were partially offset by a reduction in billing and collection services revenues primarily as a result of the elimination of certain services from a contract with an IXC.


VALUE-ADDED SERVICES REVENUES

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                       $3,268        14.5%
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

     The increase in value-added services revenues during the first six months of 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. These revenue increases were partially offset by a reduction in Touch-Tone service charges, effective December 31, 1995, in accordance with the Incentive Regulation Plan. This reduction in Touch-Tone service charges is expected to reduce value-added services revenues by approximately $4,000,000 on an annual basis.

                      Bell Atlantic - West Virginia, Inc.



OPERATING EXPENSES
- ------------------
(Dollars in Thousands)

For the Six Month Period Ended June 30                   1996             1995
- --------------------------------------------------------------------------------
Employee costs, including benefits and taxes......     $ 53,929         $ 59,593
Depreciation and amortization.....................       63,415           59,156
Other operating expenses..........................      104,866           95,177
                                                       --------         --------
Total.............................................     $222,210         $213,926
                                                       ========         ========

EMPLOYEE COSTS

     1996-1995                             (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $(5,664)        (9.5)%
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

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. The effect of employees transferred from the Company to NSI in December 1995 also contributed to the decrease in employee costs. These reductions were partially offset by annual salary and wage increases, as well as increased overtime pay and repair and maintenance activity principally due to higher business volumes and severe weather conditions in the first quarter of 1996.


DEPRECIATION AND AMORTIZATION

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                      $4,259          7.2%
- --------------------------------------------------------------------------------


     Depreciation and amortization increased due to growth in depreciable telephone plant and higher depreciation rates. The composite depreciation rate was 7.9% for the first six months of 1996, compared to 7.6% for the six month period ended June 30, 1995.


OTHER OPERATING EXPENSES

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                      $9,689         10.2%
- --------------------------------------------------------------------------------


     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of the transfer of employees from the network operations subsidiaries to NSI in December 1995. Additional operating costs incurred to enhance billing and operating systems, consolidate work activities and market value-added services also contributed to the increase in centralized services expenses during the first six months of 1996. These increases were partially offset by lower material costs.

                      Bell Atlantic - West Virginia, Inc.

OTHER INCOME, NET

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                               $267
- --------------------------------------------------------------------------------


     The change in other income, net was attributable to additional interest income related to a note receivable from an affiliate.


INTEREST EXPENSE

     1996-1995                              Increase
- --------------------------------------------------------------------------------
     Six Months                                 $3
- --------------------------------------------------------------------------------


     Interest expense increased principally due to a reduction in capitalized interest costs, offset by the effect of additional interest expense in 1995 related to the settlement of federal income tax matters associated with prior years.


PROVISION FOR INCOME TAXES

     1996-1995                             (Decrease)
- --------------------------------------------------------------------------------
     Six Months                     $(1,936)        (7.1)%
- --------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Six Months Ended June 30
- --------------------------------------------------------------------------------
     1996                              39.2%
- --------------------------------------------------------------------------------
     1995                              39.8%
- --------------------------------------------------------------------------------


     The Company's effective income tax rate was lower as a result of adjustments to tax liabilities recorded in the first six months of 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
- --------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became effective on February 8, 1996 and replaces the Modification of Final Judgment (MFJ). In general, the Act includes provisions that would open the local exchange market to competition and would permit local exchange carriers, such as the Company, upon meeting certain conditions, to provide interLATA services (long distance) and video programming and to engage in manufacturing. However, the ability of the Company to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations promulgated thereunder. The following is a brief discussion regarding certain provisions of the Act.

       With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries and affiliates are permitted to apply for approval to offer interLATA services outside of the geographic region in which they currently operate as a local exchange carrier. As of July 31, 1996, a subsidiary of Bell Atlantic has been marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Secondly, within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that they have satisfied certain requirements in order to be permitted to offer interLATA services within its jurisdiction. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which is aimed at ensuring that competitors have the ability to offer competitive local service, either through resale, the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

                      Bell Atlantic - West Virginia, Inc.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated between those carriers.

     On August 1, 1996, the FCC adopted an order establishing guidelines for implementation of the interconnection requirements set forth in the Act. The FCC's guidelines set the parameters for rules and regulations that state commissions have established, or will establish, to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in a subsequent order.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will be dependent on several factors, including the timing, extent and success of competition in the Company's markets, the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act and the provisions of the regulations to be issued by the FCC.

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

FCC Interim Price Cap Plan

     As required by the FCC's Interim Price Cap Plan, Bell Atlantic filed its Annual Access Tariff Filing of Interstate Rates on April 2, 1996 and amended the filing on June 27, 1996. In the filing, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. Companies selecting the 5.3% Productivity Factor are not required to share earnings in excess of allowed rates of return. The reduction in the price cap index resulting from the 5.3% Productivity Factor was more than offset by the reversal of prior year exogenous rate reductions and the FCC's partial annulment of ratemaking requirements related to the Company's adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than

                      Bell Atlantic - West Virginia, Inc.

Pensions." The rates included in the June 27, 1996 filing resulted in actual price increases for the Company totaling approximately $900,000 on an annual basis, which became effective on July 20, 1996.

     In 1995, Bell Atlantic filed an appeal with the Court of Appeals for the D.C. Circuit for review of the FCC's Interim Price Cap Plan. On March 29, 1996, the U.S. Court of Appeals denied Bell Atlantic's petition.

     Before the 1997 Annual Access Tariff Filing, Bell Atlantic expects the FCC to replace the Interim Price Cap Plan for interstate access charges with a revised price cap plan.

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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals pursuant to a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with and into NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic, and each share of NYNEX common stock will be converted into 0.768 shares of Bell Atlantic common stock. The merger, which is expected to qualify as a pooling of interests for accounting purposes, is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The transaction is expected to close by April 1997.

                      Bell Atlantic - West Virginia, Inc.

FINANCIAL CONDITION
- -------------------

     Management believes that the Company has adequate internal and external resources available to meet ongoing operating requirements, including network expansion and modernization and the payment of dividends. Management expects that presently foreseeable capital requirements will be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of June 30, 1996, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.2% at June 30, 1996, compared to 47.7% at December 31, 1995.

     On August 1, 1996, the Company declared and paid a cash dividend in the amount of $21,000,000 to Bell Atlantic Corporation.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule.


         (b)  Report on Form 8-K filed during the quarter ended June 30, 1996:

              A Current Report on Form 8-K, dated April 21, 1996, was filed regarding (i) the Agreement and Plan of Merger, dated as of April 21, 1996, by and among Bell Atlantic Corporation, NYNEX Corporation and Seaboard Merger Company, and (ii) the Joint Press Release, dated April 22, 1996, issued by Bell Atlantic Corporation and NYNEX Corporation.

                      Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  August 8, 1996                    By  /s/ Ritchie A. Ireland, II
                                           -----------------------------------
                                                 Ritchie A. Ireland, II
                                                 Principal Financial Officer
                                                 and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1996.