Form 10-Q
period 1996-09-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 1996-11-08
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------
                                   FORM 10-Q
                             ---------------------


 (Mark one)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ----

                      Bell Atlantic - West Virginia, Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                                  (Unaudited)
                             (Dollars in Thousands)


                                                             Three months ended        Nine months ended
                                                                September 30,            September 30,
                                                             --------------------     ---------------------
                                                              1996         1995        1996        1995
                                                             ---------   --------     --------    ---------
OPERATING REVENUES (including $9,956, $10,431,
  $25,417 and $29,168 from affiliates).................      $151,360    $145,846     $446,346    $436,749
                                                             --------    --------     --------    --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes.........        28,314      29,733       82,243      89,326
  Depreciation and amortization........................        32,065      30,024       95,480      89,180
  Other (including $32,227, $27,442, $94,154
    and $80,003 to affiliates).........................        55,348      47,996      160,214     143,173
                                                             --------    --------     --------    --------
                                                              115,727     107,753      337,937     321,679
                                                             --------    --------     --------    --------

OPERATING INCOME.......................................        35,633      38,093      108,409     115,070

OTHER INCOME (EXPENSE), NET (including $289,
  $66, $860 and $409 from affiliate)...................          (216)       (101)         117         (35)

INTEREST EXPENSE.......................................         4,527       4,354       13,324      13,148
                                                             --------    --------     --------    --------

INCOME BEFORE PROVISION FOR INCOME TAXES...............        30,890      33,638       95,202     101,887
PROVISION FOR INCOME TAXES.............................        12,288      13,458       37,525      40,631
                                                             --------    --------     --------    --------

NET INCOME............................................       $ 18,602    $ 20,180     $ 57,677    $ 61,256
                                                             ========    ========     ========    ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of period..............................       $ 12,308    $ 34,525     $ 17,538    $ (6,549)
  Add:  net income....................................         18,602      20,180       57,677      61,256
                                                             --------    --------     --------    --------
                                                               30,910      54,705       75,215      54,707
  Deduct:  dividends..................................         21,000      28,495       64,800      28,495
           other changes..............................             37          19          542          21
                                                             --------    --------     --------    --------
  At end of period....................................       $  9,873    $ 26,191     $  9,873    $ 26,191
                                                             ========    ========     ========    ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                 September 30,  December 31,
                                                     1996           1995
                                                 -------------  ------------

CURRENT ASSETS
Short-term investments.........................     $    1,164    $      ---
Note receivable from affiliate.................         29,896         4,939
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $4,393 and $4,178..         78,096        81,695
     Affiliates................................          6,543         8,037
Material and supplies..........................          3,878         2,693
Prepaid expenses...............................         15,738        16,412
Deferred income taxes..........................          1,359         1,899
                                                    ----------    ----------
                                                       136,674       115,675
                                                    ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................      1,647,319     1,625,779
Less accumulated depreciation..................        912,065       849,205
                                                    ----------    ----------
                                                       735,254       776,574
                                                    ----------    ----------

OTHER ASSETS...................................          7,858        11,124
                                                    ----------    ----------

TOTAL ASSETS...................................     $  879,786    $  903,373
                                                    ==========    ==========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 September 30,     December 31,
                                                     1996              1995
                                                 -------------     ------------

CURRENT LIABILITIES
Debt maturing within one year..................       $     42         $     10
Accounts payable and accrued liabilities:
     Affiliates................................         49,502           41,020
     Other.....................................         62,218           74,571
Advance billings and customer deposits.........         16,881           16,684
                                                      --------         --------
                                                       128,643          132,285
                                                      --------         --------

LONG-TERM DEBT.................................        264,052          263,750
                                                      --------         --------

EMPLOYEE BENEFIT OBLIGATIONS...................        145,085          144,193
                                                      --------         --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................         31,777           42,708
Unamortized investment tax credits.............          8,712           10,112
Other..........................................         20,160           21,303
                                                      --------         --------
                                                        60,649           74,123
                                                      --------         --------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
     parent, at stated value...................        264,065          264,065
Capital surplus................................          7,419            7,419
Reinvested earnings............................          9,873           17,538
                                                      --------         --------
                                                       281,357          289,022
                                                      --------         --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..       $879,786         $903,373
                                                      ========         ========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)

                                                        Nine months ended
                                                          September 30,
                                                      ----------------------
                                                        1996         1995
                                                      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........   $143,876      $136,342
                                                      --------      --------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............     (1,164)       (2,260)
Additions to plant, property and equipment.........    (55,220)      (69,780)
Net change in note receivable from affiliate.......    (24,957)       11,377
Other, net.........................................      1,336            86
                                                      --------      --------
Net cash used in investing activities..............    (80,005)      (60,577)
                                                      --------      --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..        (17)          (19)
Net change in note payable to affiliate............        ---         5,522
Dividends paid.....................................    (64,800)      (28,495)
Capital surplus distribution.......................        ---       (52,245)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........        946          (528)
                                                      --------      --------
Net cash used in financing activities..............    (63,871)      (75,765)
                                                      --------      --------

NET CHANGE IN CASH.................................        ---           ---


CASH, BEGINNING OF PERIOD..........................        ---           ---
                                                      --------      --------


CASH, END OF PERIOD................................   $    ---      $    ---
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

2.   Dividend

     On November 1, 1996, the Company declared and paid a dividend in the amount of $21,000,000 to Bell Atlantic Corporation (Bell Atlantic).

3.   Reclassifications

     Certain reclassifications of the prior year's data have been made to conform to 1996 classifications.

4.   Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

                      Bell Atlantic - West Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income for the first nine months of 1996 of $57,677,000, compared to net income of $61,256,000 for the same period in 1995.

     Items affecting the comparison of operating results between the nine month periods ended September 30, 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Thousands)

For the Nine Month Period Ended September 30               1996         1995
-----------------------------------------------------------------------------

Transport Services
    Local service.............................          $196,360     $192,227
    Network access............................           124,784      128,142
    Toll service..............................            45,393       48,885
Ancillary Services
    Directory publishing......................            26,295       24,149
    Other.....................................            13,484        8,555
Value-added Services..........................            40,030       34,791
                                                        --------     --------
Total.........................................          $446,346     $436,749
                                                        ========     ========

TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------
                                                                   Percentage
                                                  1996      1995    Increase
-----------------------------------------------------------------------------
At September 30
---------------
  Access Lines in Service (In thousands)
     Residence................................     575       568          1.2%
     Business.................................     192       179          7.3
     Public...................................      10        10          ---
                                                   ---       ---
                                                   777       757          2.6
                                                   ===       ===

For the Nine Month Period Ended September 30
--------------------------------------------
  Access Minutes of Use (In millions)
     Interstate...............................   1,773     1,644*         7.8
     Intrastate...............................     393       331*        18.7
                                                 -----     -----
                                                 2,166     1,975*         9.7
                                                 =====     =====

  Toll Messages (In thousands)
     Intrastate...............................  33,449    30,629          9.2
     Interstate...............................   2,206     1,984         11.2
                                                ------    ------
                                                35,655    32,613          9.3
                                                ======    ======

*Revised from previously reported amounts

                      Bell Atlantic - West Virginia, Inc.

LOCAL SERVICE REVENUES

     1996-1995                         Increase
--------------------------------------------------------------------------------
     Nine Months                $4,133           2.2%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone services.

     Higher network usage by business and residential customers increased local service revenues during 1996. Access lines in service grew by 2.6% from September 30, 1995. This volume-related revenue growth was partially offset by price reductions on certain basic calling options in accordance with the Company's Incentive Regulation Plan.

     For a discussion of the Telecommunications Act of 1996, which opens the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 10.


NETWORK ACCESS REVENUES

     1996-1995                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months                $(3,358)        (2.6)%
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

     Network access revenues decreased due to the effect of price reductions under the Federal Communications Commission's (FCC) Interim Price Cap Plan implemented during 1995 and lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement. On July 20, 1996, the Company implemented price increases as part of Bell Atlantic's annual price cap filing with the FCC. These price increases did not have a significant impact on network access revenues in the third quarter of 1996. Higher customer demand for access services, as reflected by growth in access minutes of use of 9.7% over the same period in 1995, partially offset these decreases.

     Continued strong growth in network usage and the FCC rate increases effective on July 20, 1996 are expected to positively impact network access revenues for the remainder of 1996, relative to the same period last year. See also "Factors That May Impact Future Results - FCC Interim Price Cap Plan" on page 12 for a discussion of Bell Atlantic's FCC price cap filing.


TOLL SERVICE REVENUES

     1996-1995                        (Decrease)
--------------------------------------------------------------------------------
     Nine Months                $(3,492)        (7.1)%
--------------------------------------------------------------------------------

     Toll service revenues are earned from calls made outside a customer's local calling area, but within the same service area of the Company, commonly referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The reduction in toll service revenues was caused by company-initiated price reductions and a discount offering on certain toll services in response to competition. The Company reduced residential intrastate intraLATA toll rates by $6 million on an annual basis in July 1995. Additionally, the Company implemented a discount offering to residential customers beginning in August 1996. The discount offering is expected to reduce toll service revenues by $3 million annually. Partially offsetting these decreases was higher network usage, as reflected by a 9.3% increase in toll message volumes.

                      Bell Atlantic - West Virginia, Inc.

     The Company expects competition for toll services to continue for the remainder of 1996. See "Factors That May Impact Future Results" beginning on page 10 for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

     1996-1995                          Increase
--------------------------------------------------------------------------------
     Nine Months                  $2,146        8.9%
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


OTHER ANCILLARY SERVICES REVENUES

     1996-1995                          Increase
--------------------------------------------------------------------------------
     Nine Months                  $4,929        57.6%
--------------------------------------------------------------------------------

     Other ancillary services include billing and collection services provided to IXCs, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     Higher other ancillary services revenues in 1996 resulted from higher facilities rental revenues from affiliates and the introduction of customer late payment charges in the third quarter of 1995.


VALUE-ADDED SERVICES REVENUES

     1996-1995                          Increase
--------------------------------------------------------------------------------
     Nine Months                  $5,239        15.1%
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

     The increase in value-added services revenues during 1996 was primarily attributable to continued growth in the network customer base and higher demand for certain central office and voice messaging services. These revenue increases were partially offset by lower Touch-Tone service revenues. Effective December 31, 1995, the Company reduced its Touch-Tone service charges by approximately $4 million annually in accordance with the Incentive Regulation Plan.

                      Bell Atlantic - West Virginia, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

For the Nine Month Period Ended September 30             1996            1995
--------------------------------------------------------------------------------
Employee costs, including benefits and taxes......    $ 82,243         $ 89,326
Depreciation and amortization.....................      95,480           89,180
Other operating expenses..........................     160,214          143,173
                                                      --------         --------
Total.............................................    $337,937         $321,679
                                                      ========         ========

EMPLOYEE COSTS

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months              $(7,083)        (7.9)%
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

     The decrease in employee costs was attributable to savings associated with lower work force levels in 1996. This cost reduction was partially offset by annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity, principally as a result of higher business volumes.


DEPRECIATION AND AMORTIZATION

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $ 6,300         7.1%
--------------------------------------------------------------------------------


     Depreciation and amortization increased due to growth in depreciable telephone plant and higher rates of depreciation and amortization. The composite depreciation rate was 7.9 % for the nine month period ended September 30, 1996, compared to 7.6% for the same period in 1995.


OTHER OPERATING EXPENSES

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months              $17,041         11.9%
--------------------------------------------------------------------------------


     Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, provision for uncollectible accounts receivable and other costs.

     The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI. This increase was due, in part, to higher employee costs incurred in that organization as a result of annual salary and wage increases. Additional operating costs incurred to enhance billing and operating systems and market value-added services also contributed to the increase in centralized services expenses in 1996.

                      Bell Atlantic - West Virginia, Inc.

OTHER INCOME (EXPENSE), NET

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months                      $152
--------------------------------------------------------------------------------


     The change in other income (expense), net was attributable to additional interest income related to a note receivable from an affiliate.


INTEREST EXPENSE

     1996-1995                       Increase
--------------------------------------------------------------------------------
     Nine Months               $ 176          1.3%
--------------------------------------------------------------------------------


     Interest expense increased principally due to a reduction in capitalized interest costs, partially offset by the effect of additional interest expense in 1995 related to the settlement of federal income tax matters associated with prior years.


PROVISION FOR INCOME TAXES

     1996-1995                      (Decrease)
--------------------------------------------------------------------------------
     Nine Months             $(3,106)         (7.6)%
--------------------------------------------------------------------------------


EFFECTIVE INCOME TAX RATES

     For the Nine Months Ended September 30
--------------------------------------------------------------------------------
     1996                     39.4%
--------------------------------------------------------------------------------
     1995                     39.9%
--------------------------------------------------------------------------------


     The Company's effective income tax rate was lower as a result of adjustments to tax liabilities recorded in 1996.


FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

Federal Legislation

     The Telecommunications Act of 1996 (the Act) became law on February 8, 1996 and takes the place of the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open the local exchange market to competition and permit Bell Atlantic to provide interLATA services (long distance) and to engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. The following is a brief discussion regarding certain provisions of the Act.

     With regard to the rules governing competition in the long distance market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic's operating telephone subsidiaries, such as the Company, and affiliates were permitted to offer long distance services outside of the geographic region in which they currently operate as a local exchange carrier. On July 31, 1996, a subsidiary of Bell Atlantic began marketing such services in three states outside its region and plans to offer such services in several other states. In addition, Bell Atlantic's wireless businesses are now permitted to offer long distance services without having to comply with the conditions imposed in waivers granted under the MFJ.

     Within Bell Atlantic's geographic region, each of the operating telephone subsidiaries, including the Company, must demonstrate to the FCC that it has satisfied certain requirements in order for Bell Atlantic to offer interLATA services. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which will enable competitors to offer competitive local service, either through resale, through the purchase of unbundled network elements, or through their own

                      Bell Atlantic - West Virginia, Inc.

networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

     The Act also imposes specific requirements that are intended to promote competition in the local exchange markets. These requirements (collectively known as interconnection requirements) include the duty to: (i) provide interconnection to any other carrier for the transmission and routing of telephone exchange service at any technically feasible point; (ii) provide unbundled access to network elements at any technically feasible point; (iii) provide retail services at wholesale prices for resale; (iv) establish reciprocal compensation arrangements for the origination and termination of telecommunications; and (v) provide physical collocation. The specific terms under which the carriers interconnect are to be negotiated with those carriers, or determined through state arbitrations when negotiations fail.

     On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail. The FCC stated that it plans to issue regulations regarding universal service obligations and access charges in subsequent orders.

     Bell Atlantic and others appealed the interconnection order to the U.S. Court of Appeals. That case is currently pending. On October 14, 1996, the Court issued a partial stay of the FCC's interconnection order. The Court's order stays the effectiveness of the uniform national pricing rules adopted by the FCC. The order also stays the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. Private negotiations and state arbitrations will continue while the stay is in effect, pending the Court's final determinations of the issues raised by the pending petitions for review.

     No definitive prediction can be made as to the specific impact of the Act on the business or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets, as well as the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act, the provisions of the FCC's regulations that survive judicial review, and the outcome of state interconnection proceedings.

Competition

     IntraLATA Toll Services

     IntraLATA toll services are calls that both originate and terminate within the same LATA (Local Access and Transport Area), but cover a greater distance than a local call. These revenues are generally regulated by the Public Service Commission of West Virginia (PSC) rather than federal authorities. Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction.

     Currently, intraLATA toll calls are completed by the Company unless the customer dials an access code. This dialing method would be changed by "presubscription". Presubscription would enable customers to make intraLATA toll calls using another carrier without having to dial the access code.

     The recent telecommunications legislation addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to an order requiring presubscription that was issued on or prior to December 19, 1995.

     In December 1995, the PSC issued a final order directing the implementation of presubscription within eighteen months of that order. The Company has filed a petition for review of that order with the West Virginia Supreme Court.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues. The ability to offset the impact of presubscription will depend, in part, upon how quickly the Company meets the requirements of the "competitive checklist."

                      Bell Atlantic - West Virginia, Inc.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the PSC. The Act is expected to significantly increase the level of competition in the Company's local exchange market.

FCC Interim Price Cap Plan

     The FCC regulates the rates that the Company can charge IXCs and end-user subscribers for interstate access services. Each year, new access rates are required to be filed with the FCC under the rules of their Interim Price Cap Plan. In June of 1996, Bell Atlantic filed its Annual Access Tariff plan with the FCC, which contained new access services rates for the period from July 1996 through June 1997. The rates included in the filing resulted in price increases for the Company totaling approximately $900,000 on an annual basis. The new rates became effective on July 20 ,1996.

     The FCC is expected to adopt a revised price cap plan effective with the 1997 Annual Access Tariff Filing.

Other State Regulatory Matters

     The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and certain other matters.

     The Company began operating under an "Incentive Regulation Plan" in December 1991. The Incentive Regulation Plan continued the major provisions of the Company's prior regulatory plan, including pricing flexibility for competitive services and a freeze on rates for basic local exchange service.

     In December 1994, the PSC issued an order extending the Incentive Regulation Plan for three years, with certain modifications. Basic rates remain frozen through January 15, 1998 and Touch-Tone charges will be eliminated over a three year period. The Company is committed to invest at least $375 million in its network over the five year period from 1995 through 1999.

     The PSC has established a general investigation of the need to create rules and regulations relating to competition for local exchange service. This investigation is on-going and likely will continue into 1997.


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

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation have announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996, and amended on July 2, 1996. Under the terms of the amended agreement, a newly-formed subsidiary will merge with NYNEX, with NYNEX becoming a subsidiary of Bell Atlantic. As a result of the merger, NYNEX stockholders will receive 0.768 of a share of Bell Atlantic common stock for each share of NYNEX common stock that they own. Bell Atlantic stockholders will continue to own their existing shares after the merger.

                      Bell Atlantic - West Virginia, Inc.

     The merger is expected to qualify as a "pooling of interests," which means for accounting and financial reporting purposes, the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and NYNEX. The companies expect to close the merger in the first quarter of 1997.

     As a result of the merger, Bell Atlantic expects to record a one-time charge for employee severance costs in the quarter in which the merger is completed. Such pretax charge is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and
(iii) changes, if any, to severance plan provisions. The Company expects to incur a portion of the charge for these costs.

     During the remainder of 1997, 1998 and 1999, Bell Atlantic expects to incur an additional $300 million to $400 million of merger-related transition costs, a portion of which may be borne by the Company.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at December 31, 1995, the Company's sources of funds, primarily from operations and to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities and to maintain the Company's capital structure within management's guidelines.

     As of September 30, 1996, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.4% at September 30, 1996, compared to 47.7% at December 31, 1995.

     On November 1, 1996, the Company declared and paid a cash dividend in the amount of $21,000,000 to Bell Atlantic Corporation.

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


Item 6.  Exhibits and Reports on Form 8-K


         (a)  Exhibits:

              Exhibit Number

              27 Financial Data Schedule.


         (b) Report on Form 8-K filed during the quarter ended September 30, 1996:

              A Current Report on Form 8-K, dated July 2, 1996, was filed regarding the Amended and Restated Agreement and Plan of Merger, dated as of April 21, 1996, as amended and restated on July 2, 1996, by and between Bell Atlantic Corporation and NYNEX Corporation.

                      Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  November 7, 1996                    By  /s/Ritchie A. Ireland, II
                                              ----------------------------------
                                                  Ritchie A. Ireland, II
                                                  Principal Financial Officer
                                                  and Controller



    UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 4, 1996.