Form 10-K405
period 1996-12-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1997-03-25
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            _______________________

                                   FORM 10-K
                            _______________________


   (Mark one)
      [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

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


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


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

                      Bell Atlantic - West Virginia, Inc.


                               TABLE OF CONTENTS

Item No.                                                                    Page
--------                                                                    ----

                                    PART I

    1.  Business..........................................................     1
    2.  Properties........................................................     8
    3.  Legal Proceedings.................................................     9
    4.  Submission of Matters to a Vote of Security Holders...............    10


                                    PART II

    5.  Market for Registrant's Common Equity and Related Stockholder
        Matters...........................................................    10
    6.  Selected Financial Data...........................................    10
    7.  Management's Discussion and Analysis of Results of Operations
        (Abbreviated pursuant to General Instruction I(2).)...............    11
    8.  Financial Statements and Supplementary Data.......................    21
    9.  Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..............................................    21


                                   PART III

   10.  Directors and Executive Officers of the Registrant................    21
   11.  Executive Compensation............................................    21
   12.  Security Ownership of Certain Beneficial Owners and Management....    21
   13.  Certain Relationships and Related Transactions....................    21


                                    PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....  21


      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 20, 1997.

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

   The Company presently serves a territory consisting of two complete Local Access and Transport Areas ("LATAs") and part of a third LATA. These LATAs are generally centered on a city or based on some other identifiable common geography and, with certain limited exceptions, each LATA marks the boundary within which the Company has been permitted by the "Modification of Final Judgment" ("MFJ") to provide telephone service.

   The Company currently provides two basic types of telecommunications services. First, the Company transports telecommunications traffic between subscribers located within the same LATA ("intraLATA service"), including both local and toll services. Local service includes the provision of local exchange ("dial-tone"), local private line and public telephone services (including dial-tone service for pay telephones owned by the Company and by other pay telephone providers). Among other local services provided are Centrex (telephone subsidiary central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Toll service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). Second, the Company provides exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs ("interLATA service") to their customers. The Company also provides exchange access service to interexchange carriers which provide intrastate intraLATA toll service.


     LINE OF BUSINESS RESTRICTIONS AND THE TELECOMMUNICATIONS ACT OF 1996

   The consent decree entitled MFJ and the Plan of Reorganization ("Plan") approved by the United States District Court for the District of Columbia set forth the terms of Divestiture and established certain restrictions on the post-Divestiture activities of the RHCs, including Bell Atlantic, and their affiliates. The MFJ's principal restrictions on post-Divestiture RHC activities included prohibitions on (i) providing interLATA (long distance) telecommunications, and (ii) engaging in the manufacture of telecommunications equipment and customer premises equipment.

   The Telecommunications Act of 1996 (the "Act") became effective on February 8, 1996 and replaces the MFJ. In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA services and engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act and regulations to be promulgated thereunder.

   With regard to the rules governing competition in the interLATA market, the Act takes a two-fold approach. Effective February 8, 1996, Bell Atlantic was permitted to apply for state approval to offer interLATA services in states outside of the geographic region in which it currently operates as a local exchange carrier. In addition, Bell Atlantic's wireless businesses are now permitted to offer interLATA services without having to comply with the conditions imposed in waivers granted under the MFJ.

   Secondly, each of Bell Atlantic's telephone subsidiaries, including the Company, must demonstrate to the Federal Communications Commission ("FCC") that it has satisfied certain requirements in order for Bell Atlantic to be permitted to offer interLATA services for calls originating within the geographic region in which the telephone subsidiary operates as a local exchange carrier. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which includes steps the Company must take which will help competitors offer local service, either through

                      Bell Atlantic - West Virginia, Inc.


resale, through the purchase of unbundled network elements, or through the competitors' own networks. The Company must also demonstrate to the FCC that its entry into the interLATA market would be in the public interest.

   The FCC is required to conduct a number of rulemakings to implement the Act. See "FCC Regulation and Interstate Rates - Access Charge and Universal Service Reform" and "Competition - Local Exchange Services." The ultimate outcome of FCC rulemakings could have a significant impact upon successful implementation of the Act and the extent, nature and timing of competition in the local exchange and interLATA markets.

   No definitive prediction can be made as to the impact of the Act on the business, results of operations or financial condition of the Company. The financial impact on the Company will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of the Company's pursuit of new business opportunities resulting from the Act.


            PROPOSED MERGER OF BELL ATLANTIC AND NYNEX CORPORATION

   In April 1996, Bell Atlantic and NYNEX Corporation announced a definitive agreement for a merger of equals; the agreement was amended in July, 1996 (the agreement, as amended, hereinafter the "Merger Agreement").

   NYNEX is another of the RHCs created at Divestiture, and the Bell System operating companies ("BOCs") owned by NYNEX serve the Northeastern portion of the United States. The business of the NYNEX BOCs is qualitatively similar to that of Bell Atlantic's telephone subsidiaries, including the Company as described above under "General." NYNEX is also subject to the Act, and to FCC regulation, in much the same ways as the Company is, as described above under "Line of Business Restrictions and the Telecommunications Act of 1996" and below under "FCC Regulation and Interstate Rates," respectively. The operations of the NYNEX BOCs are also subject to regulation by the public utility commissions of New York, Connecticut, Massachusetts, Rhode Island, Vermont, New Hampshire and Maine. In addition, Bell Atlantic and NYNEX have previously formed partnerships which contain substantially all of their domestic cellular, paging and personal communications services businesses.

   Bell Atlantic believes that the proposed merger will be an effective means of achieving the operating efficiency, scale, scope and financial resources necessary to expand into the new markets available to Bell Atlantic under the Act and to compete with new market entrants in its existing markets.

   As a result of the merger, Bell Atlantic will incur certain transition costs, currently estimated at $700 million to $900 million. Bell Atlantic also expects to recognize recurring expense savings of approximately $600 million annually by the third year following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Incremental savings in annual capital expenditures for Bell Atlantic should grow to approximately $250 million to $300 million, including efficiencies relating to purchasing, marketing trials and equipment testing. It is anticipated that the Company will recognize a portion of these savings and costs. See "Management's Discussion and Analysis of Results of Operations - Other Matters, Proposed Bell Atlantic - NYNEX Merger" on page 19 for a further discussion of this matter.

   Shareowners of both companies approved the merger in November 1996. Completion of the merger remains subject to a number of conditions, the principal ones relating to regulatory reviews. Bell Atlantic is unable to predict when it will be able to complete the merger.


                                  OPERATIONS

   During 1993, Bell Atlantic reorganized certain functions formerly performed by each of its seven telephone subsidiaries, including the Company (collectively, the "telephone subsidiaries"), into lines of business ("LOBs") operating across these companies. The LOBs focus on specific market segments. The telephone subsidiaries remain responsible within their respective service areas for the provision of telephone services, financial performance and regulatory matters.

   The Consumer Services LOB markets communications services to residential customers within the service territories of the telephone subsidiaries.

                      Bell Atlantic - West Virginia, Inc.


   The Carrier Services LOB markets (i) switched and special access to the telephone subsidiaries' local exchange network, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. The principal customers of this LOB are interexchange carriers ("IXCs"); AT&T is the largest single customer. Other customers include business customers and government agencies with their own special access network connections, wireless companies and other local exchange carriers ("LECs") which resell network connections to their own customers.

   The Small Business Services LOB markets communications and information services to small businesses (customers having up to 20 access lines).

   The Large Business Services LOB markets communications and information services to large businesses (customers having more than 20 access lines). These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management and voice messaging), end-user networking (e.g., credit and debit card transactions, and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network integration (integrating multiple geographically disparate networks into one system), network optimization (disaster avoidance, 911 service, intelligent vehicle highway systems), video services (distance learning, telemedicine, videoconferencing) and interactive multimedia applications services.

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

   In order to satisfy the requirements of the Act, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary, effective January 1, 1997. The stock of the subsidiary was immediately distributed to Bell Atlantic.

   The Public and Operator Services LOB markets pay telephone and operator services in the service territories of the telephone subsidiaries to meet consumer needs for accessing public networks and locating and identifying network subscribers, and to provide calling assistance and arrange billing alternatives (e.g., calling card, collect and third party calls).

   The Federal Systems LOB markets communications and information technology and services to departments, agencies and offices of the executive, judicial and legislative branches of the federal government.

   The Network LOB manages the technologies, services and systems platforms required by the other LOBs and the telephone subsidiaries to meet the needs of their respective customers, including switching, feature development and on-premises installation and maintenance services.


                      FCC REGULATION AND INTERSTATE RATES

   The Company is subject to the jurisdiction of the FCC with respect to interstate services and certain related matters. The FCC prescribes a uniform system of accounts for telephone subsidiaries; the principles and standard procedures used to separate plant investment, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities ("separations procedures"); and depreciation rates applicable to assets allocated to interstate services. The FCC also prescribes procedures for allocating costs and revenues between regulated and unregulated activities.

   The FCC has prescribed structures for exchange access tariffs to specify the charges ("access charges") for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. In general, the tariff structures prescribed by the FCC provide that interstate costs of the Company which do not vary based on usage are recovered from subscribers through flat monthly charges ("subscriber line charges"), and from IXCs through usage-sensitive Carrier Common Line ("CCL") charges. Traffic-sensitive interstate costs are recovered from carriers through variable access charges based on several factors, primarily usage.

                      Bell Atlantic - West Virginia, Inc.


   Price Caps

   The FCC's price cap system, which became effective in 1991, places caps on the Company's prices for interstate access services. The caps are modified annually, in inflation-adjusted terms, to reflect increases in productivity, and can also be adjusted to reflect certain "exogenous" changes, such as changes in FCC separations procedures.

   Under the current form of the price cap system, Bell Atlantic's price cap index is adjusted by an inflation index (GDP-PI) less a fixed percentage, either 4.0%, 4.7% or 5.3% as Bell Atlantic may elect, which is intended to reflect increases in productivity ("Productivity Factor"). If Bell Atlantic selects the 4.0% or 4.7% Productivity Factor, it is required to share a portion of its future interstate earnings in excess of a rate of return of 12.25%. If Bell Atlantic selects the 5.3% Productivity Factor, it is not required to share a portion of its future interstate earnings.

   In July 1996, Bell Atlantic selected the 5.3% Productivity Factor for the July 1996 to June 1997 tariff period. The rates included in the July 1996 filing resulted in price increases for the Company totaling approximately $900,000 on an annual basis.

   Access Charge and Universal Service Reform

   In December 1996, the FCC commenced a proceeding to reform the interstate access charge system. The FCC is considering two approaches for establishing a transition to access charges which more closely reflect the economic cost of access services and for deregulating access services as competition develops in the local exchange and exchange access markets. Under a market-based approach, the FCC would rely on actual and potential competition from new facilities-based service providers and market entrants purchasing unbundled network elements to drive prices for access services toward appropriate levels. As competition develops, the FCC would gradually relax, and ultimately remove, existing access rate structure requirements and price cap restrictions. Under an alternative prescriptive approach, the FCC would specify the nature and timing of changes to the current access charge rate levels. The FCC is expected to release its order in this proceeding in the second quarter of 1997. The Company is unable to predict the amount of any modifications in access charges that could result from this proceeding, the manner in which such modifications would be effectuated, or the time period over which such modifications would occur.

   The FCC has also initiated a rulemaking under the Act designed to preserve "universal service" by ensuring that local exchange service remains reasonably available to all residential customers, including low-income customers and customers in areas which are expensive to serve. The FCC proposes to restructure the current federal Universal Service Fund, which provides support for high cost access and low-income assistance, and, as required by the Act, to establish new support mechanisms for discounted services for schools, libraries and rural health care providers. The FCC must issue an order resolving the universal service issues by May 1997. The Company is unable to predict the ultimate size of the Fund, how contributions to the Fund by telecommunications providers will be determined, how payments from the Fund will be distributed, or the financial impact of this proceeding on the Company.

   FCC Cost Allocation and Affiliate Transaction Rules

   FCC rules govern (i) the allocation of costs between the regulated and unregulated activities of a communications common carrier and (ii) transactions between the regulated and unregulated affiliates of a communications common carrier.

   Under the cost allocation rules, unregulated activities include activities that have never been regulated as communications common carrier offerings and activities that have been preemptively deregulated by the FCC. The costs of these activities are removed prior to the separations procedures process and are assigned to unregulated activities in the aggregate, not to specific services, for pricing purposes. Other activities must be accounted for as regulated activities, and their costs are subject to separations procedures.

   The affiliate transaction rules govern the pricing of assets transferred, and services provided, between affiliates. These rules generally require that assets be transferred between affiliates at "market price," if such price can be established through a tariff or a prevailing price actually charged to third parties. In the absence of a tariff or prevailing price, (i) asset transfers from a regulated to an unregulated affiliate must be valued at the higher of cost or fair market value, and (ii) asset transfers from an unregulated to a regulated affiliate must be valued at the lower of cost or fair market value.

                      Bell Atlantic - West Virginia, Inc.


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

   COMPETITION

   Legislative changes, including provisions of the Act discussed above under "Line of Business Restrictions and the Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. An increasing amount of this competition is from large companies which have substantial capital, technological and marketing resources, nationwide presence and brand name recognition.

   Local Exchange Services

   The ability to offer local exchange services has historically been subject to regulation by the PSC.

   One of the purposes of the Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the Act requires most existing local exchange carriers (incumbent local exchange carriers, or "ILECs"), including the Company, to permit potential competitors (competitive local exchange carriers, or "CLECs") to (i) purchase service from the ILEC for resale to CLEC customers, (ii) purchase unbundled network elements from the ILEC, and/or (iii) interconnect its network with the ILEC's network. The Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

   In August 1996, the FCC adopted an order (the "Interconnection Order") relating to these types of arrangements between ILECs and CLECs. The Interconnection Order set forth cost methodology to be used by state commissions in arbitration proceedings to set cost-based rates for purchase of unbundled network elements and for purchase of services for resale, and established guideline amounts to be used by state commissions in the absence of full cost studies. Several parties, including Bell Atlantic, appealed the Interconnection Order on the grounds that it was inconsistent with the Act. In October, 1996, the U.S. Court of Appeals for the Eighth Circuit granted a stay of the effectiveness of the pricing provisions of the Interconnection Order pending a final decision on their validity.

   Notwithstanding the existence of the stay of the Interconnection Order, negotiations between the Company and CLECs, and arbitrations before the PSC, have continued. As of March 1, 1997, the Company had entered into one agreement with a CLEC.

   The Company expects that this agreement, and the Act, will lead to substantially increased competition in its local exchange market in 1997 and subsequent years. The Company believes that this competition will be both on a facilities basis and in the form of resale by CLECs of the Company's service. Under the agreement discussed above, the Company is generally required to sell its services to CLECs at discounts ranging from approximately 9% to 12% from the prices the Company charges its retail customers.

                      Bell Atlantic - West Virginia, Inc.


   IntraLATA Toll Services

   Competition to offer intrastate intraLATA toll services is currently permitted in the Company's jurisdiction. Increased competition from IXCs has resulted in a decline in several components of the Company's toll service revenues.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a code to access a competing carrier. This dialing method would be changed by "presubscription," which would enable customers to make intraLATA toll calls using another carrier without having to dial an access code.

   In general, the Act prohibits a state from requiring intraLATA presubscription until the earlier of such time as a BOC in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to an order requiring a BOC to implement presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

   In December 1995, the PSC issued a final order directing the implementation of presubscription within eighteen months of that order. The Company filed a petition for review of that order with the West Virginia Supreme Court, which was denied. In January 1997, the PSC extended the implementation date to August 15, 1997, or the date that the Company is authorized by the FCC to enter the interLATA market, whichever is earlier.

   Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues.

   Alternative Access

   A substantial portion of the Company's revenues from business and government customers is derived from a relatively small number of large, multiple-line subscribers.

   The Company faces competition from alternative communications systems, constructed by large end users, IXCs and alternative access vendors, which are capable of originating and/or terminating calls without the use of the Company's plant. The ability of such alternative access providers to compete with the Company has been enhanced by the FCC's orders requiring the Company to offer virtual collocated interconnection for special and switched access services.

   Other potential sources of competition include cable television systems, shared tenant services and other non-carrier systems which are capable of bypassing the Company's local plant, either partially or completely, through substitution of special access for switched access or through concentration of telecommunications traffic on fewer of the Company's lines.

   Personal Communications Services

   Personal communications services ("PCS") also constitute potential sources of competition to the Company. PCS consists of wireless portable telephone services employing digital technology, which will allow customers to make and receive telephone calls from any location using small handsets, and which could also be used for data transmission.

   Public Telephone Services

   The Company faces increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications negatively impacts usage of public telephones.

   Operator Services

   Alternative operator services providers have entered into competition with the Company's operator services product line.

                      Bell Atlantic - West Virginia, Inc.


                             LONG DISTANCE SERVICE

   The Company is currently working towards completing the "competitive checklist" and other prerequisites under the Act for entering the interLATA market in its jurisdiction. The Company expects to apply to the FCC for permission to offer interLATA services later in 1997, and expects to receive permission before the end of the year.


                      CERTAIN CONTRACTS AND RELATIONSHIPS

   Certain planning, marketing, procurement, financial, legal, accounting, technical support and other management services are provided to the Company on a centralized basis by Bell Atlantic's wholly owned subsidiary, Bell Atlantic Network Services, Inc. ("NSI"). Bell Atlantic Network Funding Corporation provides short-term financing and cash management services to the Company.

  The seven RHCs each own (directly or through subsidiaries) a one-seventh interest in Bell Communications Research, Inc. ("Bellcore"). Pursuant to the Plan, Bellcore was created to furnish the RHCs and their BOC subsidiaries with technical assistance such as network planning, engineering and software development, as well as various other consulting services that could be provided more effectively on a centralized basis. Bellcore has also served as the central point of contact for coordinating the efforts of the RHCs in meeting the national security and emergency preparedness requirements of the federal government, and helps to mobilize the combined resources of the RHCs in times of natural disasters. In November, 1996, the seven RHCs entered into a definitive agreement to sell their interests in Bellcore to Science Applications International Corporation. The transaction is subject to regulatory approvals, and is expected to be completed near the end of 1997. After the sale is completed, centralized national security and emergency preparedness functions will be performed for the RHCs by National Telecommunications Association, owned by the seven RHCs.


                                   EMPLOYEES

   As of December 31, 1996, the Company had approximately 1,800 employees. This work force is augmented by employees of the centralized staff of NSI, who perform services for the Company on a contract basis.


          CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

   Information set forth above regarding expected or possible future events is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

   The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions and economic conditions in the Company's operating area; and
(vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

                      Bell Atlantic - West Virginia, Inc.

Item 2.  Properties

                                    GENERAL

   The principal properties of the Company do not lend themselves to simple description by character and location. The Company's investment in plant, property and equipment consisted of the following at December 31:

                                1996   1995
                                -----  -----

   Central office equipment...    38%    37%
   Cable, wiring and conduit..    40     40
   Land and buildings.........     8      8
   Other equipment............    13     13
   Other......................     1      2
                                ----   ----
                                 100%   100%
                                ====   ====


   "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Cable, wiring and conduit" consists primarily of aerial cable, underground cable, conduit and wiring. "Land and buildings" consists of land owned in fee and improvements thereto, principally central office buildings. "Other equipment" consists of public telephone instruments and telephone equipment (including PBXs), poles, furniture, office equipment, and vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases and leasehold improvements.

   The Company's customers are served by electronic switching systems that provide a wide variety of services. Since December 31, 1994, the Company's network has been fully transitioned from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services.


                             CAPITAL EXPENDITURES

   The Company has been making and expects to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $90 million in 1996, $88 million in 1995 and $85 million in 1994. The total investment in plant, property and equipment was approximately $1.67 billion at December 31, 1996, $1.63 billion at December 31, 1995, and $1.57 billion at December 31, 1994, in each case after giving effect to retirements, but before deducting accumulated depreciation at such date.

                      Bell Atlantic - West Virginia, Inc.


Item 3.  Legal Proceedings

   General

   The Company is a party to litigation and other claims arising in the ordinary course of business, including matters relating to employment disputes, customer claims, taxes, contracts, and alleged torts. Some of these claims purport to be class actions.

   While complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of the foregoing matters would not be material in amount to the results of operations or financial position of the Company.

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

   AT&T and various of its subsidiaries and the BOCs (including in some cases the Company) have been and are parties to various types of litigation relating to pre-Divestiture events, including actions and proceedings involving environmental claims and allegations of violations of equal employment laws. Damages, if any, ultimately awarded in the remaining actions relating to pre-Divestiture events could have a financial impact on the Company whether or not the Company is a defendant since such damages will be treated as contingent liabilities and allocated in accordance with the allocation rules established by the Plan.

   Effective in 1994, the Company and the other Regional Holding Companies agreed to discontinue sharing of new pre-Divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to this agreement.

   While complete assurance cannot be given as to the outcome of any contingent liabilities or litigation, in the opinion of the Company's management, any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the remaining potential or actual pre-Divestiture claims would not be material in amount to the results of operations or financial position of the Company.

                      Bell Atlantic - West Virginia, Inc.


                                    PART I


Item 4.   Submission of Matters to a Vote of Security Holders

          (Omitted pursuant to General Instruction I(2).)


                                    PART II


Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

          (Inapplicable.)


Item 6.   Selected Financial Data

          (Omitted pursuant to General Instruction I(2).)

                      Bell Atlantic - West Virginia, Inc.


Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated Pursuant to General Instruction I(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements listed in the index set forth on page F-1.


RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $74,349,000 in 1996, compared to net income of $81,247,000 in 1995.

   In the fourth quarter of 1996, the Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. As a result of this change, results of operations for the first three quarters of 1996 have been restated (see Note 15 to the financial statements). The Company recorded an after-tax increase in income of $1,979,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. This accounting change did not have a material impact on operating income in 1996. Effective January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on pages 17 and 18 for further discussion of this issue.

   Other items affecting the comparison of operating results between 1996 and 1995 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Thousands)

For the Years Ended December 31                     1996               1995
------------------------------------------------------------------------------
Transport services
 Local service...............................     $262,518            $257,858
 Network access..............................      163,872             170,757
 Toll service................................       59,123              64,027
Ancillary services
 Directory publishing........................       37,567              32,408
 Other.......................................       17,673              12,280
Value-added services.........................       54,682              47,855
                                                  --------            --------
Total........................................     $595,435            $585,185
                                                  ========            ========

                      Bell Atlantic - West Virginia, Inc.


TRANSPORT SERVICES OPERATING STATISTICS
---------------------------------------


                                                               Percentage
                                               1996    1995     Increase
                                             ------  ------    -----------------
At Year-End
-----------
 Access Lines in Service (In thousands)
   Residence..............................      575     568        1.2%
   Business...............................      195     183        6.6
   Public.................................       10      10          -
                                             ------  ------
                                                780     761        2.5
                                             ======  ======

For The Year
------------
 Access Minutes of Use (In millions)
   Interstate.............................    2,372   2,175        9.1
   Intrastate.............................      525     449       16.9
                                             ------  ------
                                              2,897   2,624       10.4
                                             ======  ======

 Toll Messages (In thousands)
   Intrastate.............................   43,848  41,145        6.6
   Interstate.............................    2,946   2,669       10.4
                                             ------  ------
                                             46,794  43,814        6.8
                                             ======  ======

LOCAL SERVICE REVENUES

                                       Increase
--------------------------------------------------------------------------------
   1996 - 1995                   $4,660        1.8%
--------------------------------------------------------------------------------

   Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

   Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in 1996. The growth was generated by an increase in access lines in service of 2.5% in 1996, and higher message volumes. This access line growth reflects higher demand for Centrex services. Volume-related revenue growth was partially offset by price reductions on certain basic calling options in accordance with the Company's Incentive Regulation Plan.

   For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 17.


NETWORK ACCESS REVENUES

                                      (Decrease)
--------------------------------------------------------------------------------
   1996 - 1995                  $(6,885)      (4.0)%
--------------------------------------------------------------------------------

   Network access revenues are earned from long distance carriers for their use of the Company's local exchange facilities in providing long distance services to their customers, and from end-user subscribers. Switched access revenues are derived from usage-based charges paid by long distance carriers for access to the Company's network. Special access revenues arise from access charges paid by long distance carriers and end-users who have private networks. End-user access revenues are earned from local exchange carrier customers who pay for access to the network.

                      Bell Atlantic - West Virginia, Inc.


   The Federal Communications Commission (FCC) regulates the rates that the Company can charge long distance carriers and end-user subscribers for interstate access services. Each year, new access rates are required to be filed with the FCC under the rules of its Interim Price Cap Plan. Beginning on August 1, 1995, the Company implemented price decreases totaling approximately $16,100,000 on an annual basis. These price decreases included the scheduled expiration of a temporary rate increase of approximately $5,200,000 on an annualized basis that was in effect from March 17, 1995 through July 31, 1995 to recover prior years "exogenous" postemployment benefit costs. On July 20, 1996, the Company implemented price increases, which will be in effect for the period July 1996 through June 1997. The rates included in the 1996 filing resulted in price increases totaling approximately $900,000 on an annual basis.

   Network access revenues decreased due to the effect of price reductions implemented during 1995 in connection with the FCC's Interim Price Cap Plan and lower revenues from affiliated companies pursuant to an interstate revenue sharing agreement (See Note 14 to the financial statements). Revenues in 1996 were also reduced by special charges for reserves associated with regulatory issues.

   Higher customer demand as reflected by growth in access minutes of use of 10.4% in 1996 partially offset the decrease in network access revenues. Volume growth in 1996 was boosted by the expansion of the business market, particularly for high capacity services.

   The Company expects that network access revenue growth in 1997, relative to 1996 revenues, will be positively affected by continued volume growth and by price increases effective on July 20, 1996. For a discussion of proposed FCC rulemakings concerning access charges, see "Factors That May Impact Future Results" beginning on page 17.


TOLL SERVICE REVENUES

                                      (Decrease)
--------------------------------------------------------------------------------
   1996 - 1995                   $(4,904)       (7.7)%
--------------------------------------------------------------------------------

   Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as Local Access and Transport Areas (LATAs). Other toll services include 800 services and Wide Area Telephone Service (WATS).

   The reduction in toll service revenues was caused by company-initiated price reductions and a discount offering on certain toll services in response to competition. The Company reduced residential intrastate intraLATA toll rates by $6,000,000 on an annual basis in July 1995. In addition, the Company implemented a discount offering to residential customers beginning in August 1996. The discount offering is expected to reduce toll service revenues by $3,000,000 annually. Partially offsetting these decreases was higher network usage, as reflected by a 6.8% increase in toll message volumes.

   The Company expects that competition for toll services will continue to impact future revenue growth. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 18 for a further discussion of toll service revenue issues.


DIRECTORY PUBLISHING REVENUES

                                       Increase
--------------------------------------------------------------------------------
   1996 - 1995                   $ 5,159        15.9%
--------------------------------------------------------------------------------

   Directory publishing revenues are earned primarily from local advertising and marketing services provided to businesses in White and Yellow Pages directories. The Company also provides database services and directory marketing services outside of its region.

   The increase in directory publishing revenues was principally due to higher rates charged for these services. The change in accounting for directory publishing revenues in 1996 also contributed to the revenue increase.

                      Bell Atlantic - West Virginia, Inc.


   Effective January 1, 1997, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. As a result, revenues associated with directory publishing activities transferred will no longer be earned by the Company. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on pages 17 and 18 for further discussion of this issue.


OTHER ANCILLARY SERVICES REVENUES

                                      Increase
--------------------------------------------------------------------------------
   1996 -  1995                  $5,393        43.9%
--------------------------------------------------------------------------------

   Other ancillary services include billing and collection services provided to long distance carriers, facilities rental services provided to affiliates and non-affiliates, and sales of materials and supplies to affiliates.

   The increase in other ancillary services revenues in 1996 resulted principally from higher facilities rental revenues from affiliates and the introduction of customer late payment charges in the third quarter of 1995.


VALUE-ADDED SERVICES REVENUES

                                      Increase
--------------------------------------------------------------------------------
   1996 - 1995                   $6,827        14.3%
--------------------------------------------------------------------------------

   Value-added services represent a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products such as Touch-Tone and other customer premises wiring and maintenance services.

   Improved revenue growth from value-added services is principally the result of increased marketing and promotional efforts which have stimulated customer demand and usage. Demand for these services also has been fueled by the introduction of new and enhanced optional features.

   These revenue increases were partially offset by lower Touch-Tone service revenues. In accordance with the Incentive Regulation Plan, the Company reduced its Touch-Tone service charges by approximately $4,000,000 annually effective December 31, 1995 and by an additional $4,000,000 annually beginning on December 31, 1996.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

For the Years Ended December 31                          1996          1995
-----------------------------------------------------------------------------

Employee costs, including benefits and taxes..         $106,535      $117,149
Depreciation and amortization.................          131,628       119,732
Other operating expenses......................          220,475       196,428
                                                       --------      --------
Total.........................................         $458,638      $433,309
                                                       ========      ========

EMPLOYEE COSTS

                                     (Decrease)
--------------------------------------------------------------------------------
   1996 - 1995                 $(10,614)       (9.1)%
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

                      Bell Atlantic - West Virginia, Inc.


   The Company reached a final settlement with the Communications Workers of America (CWA) on a three-year labor agreement in January 1996. The agreement includes a 10.6% wage increase over the three-year contract period, a ratification bonus, improved pensions and benefits, and certain employment security provisions.

   The decrease in employee costs was principally attributable to savings associated with lower work force levels in 1996 and the effect of certain contract labor and separation pay costs recognized in 1995 associated with the contract settlement with the CWA. These cost reductions were partially offset by annual salary and wage increases, as well as increased overtime pay for repair and maintenance activity, primarily as a result of higher business volumes. The Company also recognized additional benefit costs associated with an amendment to a Bell Atlantic separation pay plan.

   In 1995, Bell Atlantic announced that the pension plan covering most of its management employees, including employees of the Company, would be converted to a cash balance plan, effective December 31, 1995. This change did not have a material impact on the Company's pension benefit costs in 1996 or 1995.


DEPRECIATION AND AMORTIZATION

                                     Increase
--------------------------------------------------------------------------------
   1996 - 1995                 $11,896         9.9%
--------------------------------------------------------------------------------

   The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rates were 8.1% in 1996 and 7.6% in 1995.

   Depreciation and amortization increased due to growth in depreciable telephone plant and higher rates of depreciation and amortization.


OTHER OPERATING EXPENSES

                                     Increase
--------------------------------------------------------------------------------
   1996 - 1995                 $24,047        12.2%
--------------------------------------------------------------------------------

   Other operating expenses consist primarily of contract services including centralized services expenses allocated from NSI, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable and other costs.

   The increase in other operating expenses was largely attributable to higher centralized services expenses allocated from NSI (see Note 14 to the financial statements). This increase was due, in part, to higher employee costs incurred in that organization as a result of annual salary and wage increases.
Additional operating costs incurred to enhance billing and operating systems, and market and advertise services also contributed to the increase in centralized services expenses in 1996. Other operating expenses were further increased by the impact of the aforementioned change in accounting for directory expenses, as well as additional costs to upgrade network software and comply with certain aspects of the Telecommunications Act of 1996.

   Effective January 1, 1997, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. As a result, certain direct and allocated expenses related to directory publishing activities transferred, which are included in other operating expenses, will no longer be incurred by the Company. See "Factors That May Impact Future Results - Federal Legislation - Directory Publishing Activities" on pages 17 and 18 for a further discussion of this issue.

                      Bell Atlantic - West Virginia, Inc.


OTHER INCOME AND EXPENSE, NET

                                     Increase
--------------------------------------------------------------------------------
   1996 - 1995                         $532
--------------------------------------------------------------------------------

   The change in other income and expense, net was largely attributable to additional interest income related to a note receivable from an affiliate. This increase was partially offset by higher nonoperating costs.


INTEREST EXPENSE

                                     Increase
--------------------------------------------------------------------------------
   1996 - 1995                   $341        1.9%
--------------------------------------------------------------------------------

   Interest expense increased principally due to a reduction in capitalized interest costs in 1996. This increase was partially offset by the effect of additional interest expense in 1995 related to the settlement of federal income tax matters associated with prior years.

EFFECTIVE INCOME TAX RATES

   For the Years Ended December 31
--------------------------------------------------------------------------------
   1996                             39.4%
--------------------------------------------------------------------------------
   1995                             39.5%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before taxes, extraordinary items and cumulative effect of accounting changes. The Company's effective income tax rate was lower principally as a result of prior period adjustments, including research and development credits, recorded in 1996.

   A reconciliation of the statutory federal income tax rate to the effective income tax rate for each period is provided in Note 12 to the financial statements.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at December 31, 1995, the Company's sources of funds, primarily from operations and to the extent necessary from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   As of December 31, 1996, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 48.8% at December 31, 1996, compared to 47.7% at December 31, 1995.

   On February 3, 1997, the Company declared and paid a cash dividend in the amount of $15,000,000 to Bell Atlantic.

                      Bell Atlantic - West Virginia, Inc.

FACTORS THAT MAY IMPACT FUTURE RESULTS
--------------------------------------

   FEDERAL LEGISLATION

   The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996 (the Act), other public policy changes and technological advances. These changes are likely to bring increased competitive pressures to the Company's current business, but will also open new markets to Bell Atlantic.

   The Act became law on February 8, 1996 and replaced the Modification of Final Judgment (MFJ). In general, the Act includes provisions that open local exchange markets to competition and permit Bell Atlantic to provide interLATA (long distance) services and to engage in manufacturing. However, the ability of Bell Atlantic to engage in businesses previously prohibited by the MFJ is largely dependent on satisfying certain conditions contained in the Act. Among the requirements with which the Company must comply is a 14-point "competitive checklist" which includes steps the Company must take which will help competitors offer local service, either through resale, through the purchase of unbundled network elements, or through their own networks. The Company must also demonstrate to the FCC that its entry into the long distance market would be in the public interest.

   The Company is unable to predict definitively the impact that the Act will have on its business, results of operations or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in the Company's markets, and the timing, extent and success of Bell Atlantic's pursuit of new business opportunities resulting from the Act. These factors will in turn depend, in part, on the final outcome of several FCC rulemakings and the outcome of state interconnection proceedings (see also "Recent Developments" below).

   The Company anticipates that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, and other companies that offer network services. Some of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect the Company's future revenue growth. See the "Competition" section on page 18 for additional information.

   Directory Publishing Activities

   On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic and the Company's response to the requirements of the Act, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

   Net assets transferred by the Company totaled approximately $2,000,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

   Revenues related to the Company's directory publishing activities transferred were approximately $35,000,000, $29,900,000 and $27,400,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Direct expenses related to the directory publishing activities transferred were approximately $15,600,000, $12,900,000 and $13,900,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

   Beginning in 1997, revenues from directory publishing activities transferred will no longer be earned, and the related expenses will no longer be incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings will continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory

                      Bell Atlantic - West Virginia, Inc.

activities, use of directory listings, and rental charges will create new revenue sources for the Company. As a result of the transfer, past operating results are not indicative of future operating results of the Company.

   Recent Developments

   On August 1, 1996, the FCC adopted an order establishing rules for implementation of the interconnection requirements set forth in the Act. The FCC's order establishes rules to govern interconnection agreements that are reached through state arbitrations, when negotiations fail.

   Bell Atlantic and other telecommunication companies appealed the interconnection order to the U.S. Court of Appeals. This case is currently pending. The Court has stayed the effectiveness of the uniform national pricing rules adopted by the FCC, and the FCC rule that permitted competitors to "pick and choose" isolated terms out of negotiated interconnection agreements.
Private negotiations and state arbitrations are continuing while the stay is in effect, pending the Court's final decision. As of March 1, 1997, the Company has entered into one interconnection agreement.

   Pursuant to the Act, on January 17, 1997, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the Public Service Commission of West Virginia (PSC).

   The FCC has also initiated proceedings to address universal service obligations and access charges, and will adopt regulations regarding these issues in subsequent orders.

   Although the Company is unable to predict the final outcome, either of these proceedings could have a material effect on future operating revenues.

   COMPETITION

   IntraLATA Toll Services

   IntraLATA toll services are calls that originate and terminate within the same LATA, but cover a greater distance than a local call. These services are generally regulated by the PSC rather than federal authorities. The PSC permits other carriers to offer intrastate intraLATA toll services in the Company's jurisdiction.

   Currently, intraLATA toll calls are completed by the Company unless the customer dials a code to access a competing carrier. This dialing method would be changed by "presubscription," which would enable customers to make these toll calls using another carrier without having to dial an access code.

   The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company in the state is authorized to provide long distance services within the state or three years from the effective date of the Act. This prohibition does not apply to an order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

   In December 1995, the PSC issued a final order directing the implementation of presubscription within eighteen months of that order. The Company filed a petition for review of that order with the West Virginia Supreme Court, which was denied. In January 1997, the PSC extended the implementation date to August 15, 1997, or the date that the Company is authorized by the FCC to enter the interLATA market, whichever is earlier.

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

   See Item 1 - "Description of Business, State Regulation and Competitive Environment - Competition - Local Exchange Services" on page 5 for the specific requirements of the Act relating to local exchange services.


   OTHER STATE REGULATORY MATTERS

   The communications services of the Company are subject to regulation by the PSC with respect to intrastate rates and services and certain other matters.

   See Item 1 - "Description of Business, State Regulation and Competitive Environment" on page 5 for a description of the Company's current regulatory plan.


OTHER MATTERS
-------------

   Proposed Bell Atlantic - NYNEX Merger

   Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. In November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to a number of other conditions, including certain regulatory approvals. Bell Atlantic is unable to predict when it will be able to complete the merger.

   As a result of the merger, Bell Atlantic will incur special transition and integration costs of approximately $500 million in the first year following the completion of the merger and an additional $200 million to $400 million over the two succeeding years, in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. The transition costs consist principally of professional and registration fees, systems modification costs, costs associated with the elimination and consolidation of duplicate facilities, and employee severance and relocation costs. Of these costs, the Company expects to incur a portion of a one-time charge for employee severance costs in the quarter in which the merger is completed. The total severance charge for Bell Atlantic is currently estimated to be in the range of $200 million to $300 million. The amount of the charge will vary depending on a number of factors including: (i) the number of employees that will be terminated under severance arrangements, (ii) the timing of employee terminations, and
(iii) changes, if any, to severance plan provisions. It is anticipated that the Company will bear a portion of the remaining transition and integration costs.

   Bell Atlantic also expects to recognize recurring expense savings of approximately $600 million annually by the third year following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. Incremental savings in annual capital expenditures for Bell Atlantic should grow to approximately $250 million to $300 million, including efficiencies relating to purchasing, marketing trials and equipment testing. It is anticipated that the Company will recognize a portion of these savings.

   Bell Atlantic's Disposition of Bellcore Investment

   In November 1996, Bell Atlantic and other Bellcore owners entered into an agreement to sell their jointly owned investment in Bellcore. The transaction is subject to regulatory approvals, and is expected to be completed near the end of 1997. After the sale is completed, the Company will continue to contract with Bellcore for technical and support services. It is anticipated that the Company will incur costs in 1997 at levels similar to those of prior years (see
Note 14 to the financial statements).

                      Bell Atlantic - West Virginia, Inc.

   Cautionary Statement Concerning Forward-Looking Statements

   Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis, regarding expected future events and financial results is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

   The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) the timing of presubscription for toll services; (v) future state regulatory actions and economic conditions in the Company's operating area; and
(vi) the extent, timing and success of competition from others in the local telephone and toll service markets.

                      Bell Atlantic - West Virginia, Inc.


                                    PART II


Item 8.   Financial Statements and Supplementary Data

          The information required by this Item is set forth on pages F-1 through F-21.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                   PART III


Item 10.  Directors and Executive Officers of Registrant

          (Omitted pursuant to General Instruction I(2).)


Item 11.  Executive Compensation

          (Omitted pursuant to General Instruction I(2).)


Item 12.  Security Ownership of Certain Beneficial Owners and Management

          (Omitted pursuant to General Instruction I(2).)


Item 13.  Certain Relationships and Related Transactions

          (Omitted pursuant to General Instruction I(2).)


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


     (a)  The following documents are filed as part of this report:

          (1) Financial Statements

              See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

          (2) Financial Statement Schedules

              See Index to Financial Statements and Financial Statement Schedule appearing on Page F-1.

                      Bell Atlantic - West Virginia, Inc.


                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (Continued)

          (3)  Exhibits

               Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.

          Exhibit Number (Referenced to Item 601 of Regulation S-K)
          ---------------------------------------------------------

          3a Certificate of Incorporation of the registrant, as amended July 30, 1975. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150.)

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

          3b By-Laws of the registrant, as amended December 15, 1995. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

               3b(i) Consent of Sole Stockholder of Bell Atlantic - West Virginia, Inc., dated December 15, 1995. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

          4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, and the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

         10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

         18    Letter regarding change in accounting principle.

         23    Consent of Independent Accountants.

         27    Financial Data Schedule.

     (b) Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 1996.

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



March 24, 1997


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                         Title                         Date
---------                         -----                         ----


/s/ Dennis M. Bone                President and                 March 24, 1997
-----------------------------     Chief Executive Officer
    Dennis M. Bone                and Director
                                  (Principal Executive Officer)


/s/ Ritchie A. Ireland, II        Principal Financial Officer   March 24, 1997
-----------------------------     and Controller and Director
    Ritchie A. Ireland, II


/s/ David B. Frost                Director                      March 24, 1997
-----------------------------
    David B. Frost

                      Bell Atlantic - West Virginia, Inc.

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page
                                                                            ----

     Report of Independent Accountants....................................   F-2

     Statements of Operations and Reinvested Earnings (Accumulated Deficit)
          For the years ended December 31, 1996, 1995 and 1994............   F-3

     Balance Sheets - December 31, 1996 and 1995..........................   F-4

     Statements of Cash Flows
          For the years ended December 31, 1996, 1995 and 1994............   F-6

     Notes to Financial Statements........................................   F-7

     Schedule II - Valuation and Qualifying Accounts
          For the years ended December 31, 1996, 1995 and 1994............  F-21

Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                      Bell Atlantic - West Virginia, Inc.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareowner of Bell Atlantic - West Virginia, Inc.


We have audited the financial statements and financial statement schedule of Bell Atlantic - West Virginia, Inc. as listed in the index on page F-1 of this Form 10-K. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bell Atlantic - West Virginia, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Notes 1 and 3 to the financial statements, the Company changed its method of accounting for directory publishing revenues and expenses in 1996. Also, as discussed in Notes 1 and 4 to the financial statements, the Company discontinued accounting for its operations in accordance with Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," effective August 1, 1994.



/s/ COOPERS & LYBRAND L.L.P.



2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 5, 1997

                      Bell Atlantic - West Virginia, Inc.

     STATEMENTS OF OPERATIONS AND REINVESTED EARNINGS (ACCUMULATED DEFICIT)
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                               1996        1995        1994
                                            ----------  ----------   ----------
OPERATING REVENUES (including $34,076,
 $39,293 and $45,633 from affiliates).....   $595,435    $585,185     $592,804
                                             --------    --------     --------

OPERATING EXPENSES
  Employee costs, including benefits
   and taxes..............................    106,535     117,149      133,996
  Depreciation and amortization...........    131,628     119,732      107,083
  Other (including $128,265, $106,822
   and $103,517 to affiliates)............    220,475     196,428      191,066
                                             --------    --------     --------
                                              458,638     433,309      432,145
                                             --------    --------     --------

OPERATING INCOME..........................    136,797     151,876      160,659

OTHER INCOME AND EXPENSE, NET
  Allowance for funds used during
   construction...........................        ---         ---          492
  Other, net (including $1,370, $466
   and $274 from affiliate)...............        450         (82)      (1,009)
                                             --------    --------     --------
                                                  450         (82)        (517)
INTEREST EXPENSE (including $1, $114
 and $186 to affiliate)...................     17,914      17,573       18,468
                                             --------    --------     --------

INCOME BEFORE PROVISION FOR INCOME TAXES,
  EXTRAORDINARY ITEM, AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...............................    119,333     134,221      141,674

PROVISION FOR INCOME TAXES................     46,963      52,974       57,415
                                             --------    --------     --------

INCOME BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE................................     72,370      81,247       84,259
                                             --------    --------     --------

EXTRAORDINARY ITEM
  Discontinuation of Regulatory
   Accounting Principles, Net of Tax......        ---         ---      (76,616)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
 PRINCIPLE
  Directory Publishing, Net of Tax........      1,979         ---          ---
                                             --------    --------     --------

NET INCOME................................   $ 74,349    $ 81,247     $  7,643
                                             ========    ========     ========


REINVESTED EARNINGS (ACCUMULATED DEFICIT)
  At beginning of year....................   $ 17,538    $ (6,549)    $ 41,833
  Add:  net income........................     74,349      81,247        7,643
                                             --------    --------     --------
                                               91,887      74,698       49,476
  Deduct:  dividends......................     85,800      56,990       56,060
           other changes..................        500         170          (35)
                                             --------    --------     --------
  At end of year..........................   $  5,587    $ 17,538     $ (6,549)
                                             ========    ========     ========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                    ASSETS
                                    ------

                                                      DECEMBER 31
                                                 ----------------------
                                                    1996        1995
                                                 ----------  ----------

CURRENT ASSETS
Short-term investments........................   $   10,538  $      ---
Note receivable from affiliate................       33,823       4,939
Accounts receivable:
  Trade and other, net of allowances for
   uncollectibles of $5,421 and $4,178.........      94,949      81,695
  Affiliates...................................       6,486       8,037
Material and supplies..........................       4,187       2,693
Prepaid expenses...............................       6,253      16,412
Deferred income taxes..........................         ---       1,899
                                                 ----------  ----------
                                                    156,236     115,675
                                                 ----------  ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,667,139   1,625,779
Less accumulated depreciation..................     933,797     849,205
                                                 ----------  ----------
                                                    733,342     776,574
                                                 ----------  ----------

OTHER ASSETS...................................       4,124      11,124
                                                 ----------  ----------

TOTAL ASSETS...................................  $  893,702  $  903,373
                                                 ==========  ==========

                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


                                                      DECEMBER 31
                                                 ---------------------
                                                   1996        1995
                                                 ---------  ----------
CURRENT LIABILITIES
Debt maturing within one year:
  Other........................................   $     44   $     10
Accounts payable and accrued liabilities:
  Affiliates...................................     56,198     41,020
  Other........................................     77,048     74,571
Other liabilities..............................     15,468     16,684
                                                  --------   --------
                                                   148,758    132,285
                                                  --------   --------

LONG-TERM DEBT.................................    264,066    263,750
                                                  --------   --------

EMPLOYEE BENEFIT OBLIGATIONS...................    141,392    144,193
                                                  --------   --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................     33,720     42,708
Unamortized investment tax credits.............      8,246     10,112
Other..........................................     20,449     21,303
                                                  --------   --------
                                                    62,415     74,123
                                                  --------   --------

COMMITMENTS (Note 6)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
  parent, at stated value......................    264,065    264,065
Capital surplus................................      7,419      7,419
Reinvested earnings............................      5,587     17,538
                                                  --------   --------
                                                   277,071    289,022
                                                  --------   --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $893,702   $903,373
                                                  ========   ========


                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31
                             (DOLLARS IN THOUSANDS)


                                                            1996              1995              1994
                                                          ---------         ---------         ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income........................................        $  74,349         $  81,247         $   7,643
Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization..................          131,628           119,732           107,083
   Extraordinary item, net of tax.................              ---               ---            76,616
   Cumulative effect of change in accounting
    principle, net of tax.........................           (1,979)              ---               ---
   Allowance for funds used during construction...              ---               ---              (492)
   Other items, net...............................             (398)                4               126
   Changes in certain assets and liabilities:
      Accounts receivable.........................           (1,319)            3,815           (15,284)
      Material and supplies.......................           (1,494)              835            (1,501)
      Other assets................................            3,567             2,908            (9,111)
      Accounts payable and accrued liabilities....           15,246            (4,915)           10,665
      Deferred income taxes, net..................           (8,197)           (9,333)           (3,354)
      Unamortized investment tax credits..........           (1,866)           (2,954)           (2,616)
      Employee benefit obligations................           (2,801)             (108)           15,435
      Other liabilities...........................            3,488            (1,379)            1,987
                                                          ---------         ---------         ---------
Net cash provided by operating activities.........          210,224           189,852           187,197
                                                          ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments...............          (14,838)           (5,697)              ---
Proceeds from sale of short-term investments......            4,300             5,697               ---
Additions to plant, property and equipment........          (90,184)          (88,499)          (84,902)
Net change in note receivable from affiliate......          (28,884)            6,438           (11,377)
Other, net........................................            1,243              (681)           (2,914)
                                                          ---------         ---------         ---------
Net cash used in investing activities.............         (128,363)          (82,742)          (99,193)
                                                          ---------         ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations.              (27)              (26)              (44)
Net change in note payable to affiliate...........              ---               ---           (20,387)
Dividends paid....................................          (85,800)          (56,990)          (56,060)
Capital surplus distribution......................              ---           (52,245)          (22,410)
Net change in outstanding checks drawn
 on controlled disbursement accounts..............            3,966             2,151             4,167
                                                          ---------         ---------         ---------
Net cash used in financing activities.............          (81,861)         (107,110)          (94,734)
                                                          ---------         ---------         ---------

NET CHANGE IN CASH................................              ---               ---            (6,730)

CASH, BEGINNING OF YEAR...........................              ---               ---             6,730
                                                          ---------         ---------         ---------

CASH, END OF YEAR.................................        $     ---         $     ---         $     ---
                                                          =========         =========         =========


                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                         NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   DESCRIPTION OF BUSINESS

   Bell Atlantic - West Virginia, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The Company operates in a single industry segment - communications and related services. The Company provides two basic types of telecommunications services in a territory consisting of two complete Local Access and Transport Areas (LATAs) and part of a third LATA in the state of West Virginia. First, the Company transports telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and toll services. Local service includes the provision of local exchange, local private line and public telephone services. Toll service includes message toll service and intraLATA Wide Area Toll Service/800 services. Second, the Company provides exchange access service, which links a subscriber's telephone equipment to the facilities of an interexchange carrier (IXC) which, in turn, provides telecommunications service between LATAs (interLATA service) to their customers. The Company also provides exchange access service to IXCs which provide intrastate intraLATA long distance telecommunications service. Other services provided by the Company include customer premises wiring and maintenance and billing and collection services. Effective January 1, 1997, the Company transferred certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary (see Note 16).

   The telecommunications industry is undergoing substantial changes as a result of the Telecommunications Act of 1996, other public policy changes and technological advances. These changes are likely to bring increased competitive pressures, but will also open new markets to Bell Atlantic, such as long distance services within its geographic region, upon completion of certain requirements of the Telecommunications Act.

   BASIS OF PRESENTATION

   The Company prepares its financial statements in accordance with generally accepted accounting principles (GAAP). Effective August 1, 1994, the Company discontinued accounting for its operations under the provisions of Standard of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (see Note 4).

   USE OF ESTIMATES

   The Company prepares its financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts or certain disclosures. Actual results could differ from those estimates.

   RECLASSIFICATIONS

   The Company reclassified certain amounts from previous years to conform to 1996 presentation.

   REVENUE RECOGNITION

   The Company recognizes revenues when services are rendered based on usage of its local exchange network and facilities.

   MAINTENANCE AND REPAIRS

   The Company charges the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to operating expense.

                      Bell Atlantic - West Virginia, Inc.

   CASH AND CASH EQUIVALENTS

   The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents, except cash equivalents held as short-term investments. Cash equivalents are stated at cost, which approximates market value.

   SHORT-TERM INVESTMENTS

   Short-term investments consist of cash equivalents held in trust to pay for certain employee benefits. Short-term investments are stated at cost, which approximates market value.

   MATERIAL AND SUPPLIES

   New and reusable materials are carried in inventory, principally at average original cost, except that specific costs are used in the case of large individual items.

   PLANT AND DEPRECIATION

   The Company states plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

   Effective, August 1, 1994, the Company discontinued accounting for its operations under SFAS No. 71 (see Note 4). For financial reporting purposes, the Company no longer uses asset lives set by regulators. As a result, the Company began using shorter estimated asset lives for certain categories of plant and equipment.

   The following asset lives were used before and after the discontinuation of SFAS No. 71:


AVERAGE LIVES (IN YEARS)           BEFORE       AFTER
-------------------------------------------------------

Buildings.....................     30 - 50        30
Central office equipment......      8 - 18      5 - 12
Cable, wiring and conduit.....     20 - 50     16 - 50
Other equipment...............      7 - 27      6 - 27

   When depreciable plant is replaced or retired, the carrying amount of such plant is deducted from the respective accounts and charged to accumulated depreciation. Gains or losses on disposition are amortized with remaining net investment in telephone plant.

   CAPITALIZATION OF INTEREST COSTS

   The Company capitalizes interest on funds borrowed to finance the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest cost. Prior to the discontinuation of SFAS No. 71, the Company recorded an allowance for funds used during construction, which included both interest and equity return components, as a cost of plant and as an item of other income.

   INCOME TAXES

   Bell Atlantic and its domestic subsidiaries, including the Company, file a consolidated federal income tax return.

   The consolidated amount of current and deferred tax expense is allocated by applying the provisions of SFAS No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

   The Company uses the deferral method of accounting for investment tax credits earned prior to repeal of investment tax credits by the Tax Reform Act of 1986. The Company also defers certain transitional credits earned after the repeal.

                      Bell Atlantic - West Virginia, Inc.

These credits are being amortized as a reduction to the provision for income taxes over the estimated service lives of the related assets.

   DIRECTORY PUBLISHING

   Effective, January 1, 1996, the Company changed its method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published, rather than over the lives of the directories (see Note 3).

   STOCK-BASED COMPENSATION

   The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (see Note 10).


2. PROPOSED BELL ATLANTIC - NYNEX MERGER

   Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, the stockholders of both companies approved the merger. The completion of the merger is subject to a number of conditions, including certain regulatory approvals and receipt of opinions that the merger will be tax free. Bell Atlantic is unable to predict when it will be able to complete the merger.


3. CHANGE IN ACCOUNTING PRINCIPLE - DIRECTORY PUBLISHING

   Effective January 1, 1996, the Company changed its method of accounting for directory publishing revenues and expenses from the amortized method to the point-of-publication method. Under the point-of-publication method, revenues and expenses are recognized when the directories are published rather than over the lives of the directories, as under the amortized method. The Company believes the point-of-publication method is preferable because it is the method generally followed by publishing companies.

   This accounting change resulted in a one-time, noncash increase in net income of $1,979,000 (net of income tax of $1,365,000), which is reported as a cumulative effect of a change in accounting principle at January 1, 1996. On an annual basis, the financial impact of applying this method in 1996 was not significant, and it would not have been significant had it been applied in 1995 and 1994. The Company restated its 1996 quarterly results of operations for the effect of the change in accounting for directory publishing (see Note 15). As a result of this restatement, (unaudited) income before cumulative effect of change in accounting principle decreased $921,000, increased $1,044,000 and increased $1,595,000 in the first, second and third quarters of 1996, respectively.

                      Bell Atlantic - West Virginia, Inc.

4. DISCONTINUATION OF REGULATORY ACCOUNTING PRINCIPLES

   In the third quarter of 1994, the Company discontinued the use of regulatory accounting principles under SFAS No. 71, which means for financial reporting purposes, the Company no longer follows accounting practices set by regulators. As a result, the Company recorded a noncash, extraordinary charge of $76,616,000, which is net of an income tax benefit of $43,792,000.

   A summary of the components of the after-tax charge follows:

                                                        (DOLLARS IN THOUSANDS)
                                                        -----------------------

    Increase in plant and equipment depreciation
     reserve..........................................          $68,641
    Accelerated investment tax credit amortization....           (4,979)
    Tax-related regulatory asset and liability
     elimination......................................           10,374
    Other regulatory asset and liability elimination..            2,580
                                                                -------
    Total.............................................          $76,616
                                                                =======

5.  PLANT, PROPERTY AND EQUIPMENT

    Plant, property and equipment, which is stated at cost, is summarized as follows at December 31:

                                   1996         1995
                                -----------  -----------
                                 (DOLLARS IN THOUSANDS)

   Land.......................  $    6,622   $    6,523
   Buildings..................     133,831      120,589
   Central office equipment...     625,759      603,504
   Cable, wiring and conduit..     674,294      655,927
   Other equipment............     213,271      211,119
   Other......................       4,538        8,994
   Construction-in-progress...       8,824       19,123
                                ----------   ----------
                                 1,667,139    1,625,779
   Accumulated depreciation...    (933,797)    (849,205)
                                ----------   ----------
   Total......................  $  733,342   $  776,574
                                ==========   ==========

                      Bell Atlantic - West Virginia, Inc.

6.  LEASES

    The Company leases certain facilities and equipment for use in its operations under both capital and operating leases. Plant, property and equipment included capital leases of $276,000 and $65,000, and related accumulated amortization of $20,000 and $59,000 at December 31, 1996 and 1995, respectively. The Company incurred $276,000 in initial capital lease obligations in 1996 and no initial capital lease obligations in 1995 and 1994.

    Total rent expense amounted to $21,092,000 in 1996, $20,781,000 in 1995 and $19,878,000 in 1994. Of these amounts, $10,437,000, $9,149,000 and $9,593,000 in 1996, 1995 and 1994, respectively, were lease payments to affiliated companies.

    At December 31, 1996, the aggregate minimum rental commitments under noncancelable leases for the periods shown are as follows:

   YEARS                                      CAPITAL LEASES  OPERATING LEASES
   -----                                      --------------  ----------------
                                                   (DOLLARS IN THOUSANDS)

   1997.....................................            $ 63            $1,610
   1998.....................................              64             1,365
   1999.....................................              64             1,088
   2000.....................................              65             1,010
   2001.....................................              51               872
   Thereafter...............................               9             1,525
                                                        ----            ------
   Total minimum rental commitments.........             316            $7,470
                                                                        ======

   Less interest............................              57
                                                        ----

   Present value of minimum lease payments..             259
   Less current installments................              44
                                                        ----
   Long-term obligation at
    December 31, 1996.......................            $215
                                                        ====

7.  DEBT

    DEBT MATURING WITHIN ONE YEAR

    Long-term debt maturing within one year was $44,000 and $10,000 at December 31, 1996 and 1995, respectively.

    The Company has a contractual agreement with an affiliated company, Bell Atlantic Network Funding Corporation (BANFC), for the provision of short-term financing and cash management services. BANFC issues commercial paper and secures bank loans to fund the working capital requirements of Bell Atlantic's network services subsidiaries, including the Company, and invests funds in temporary investments on their behalf. At December 31, 1996 and 1995, there was no outstanding Note payable balance with BANFC. At December 31, 1996, the Company had $69,600,000 of an unused line of credit with BANFC.

                      Bell Atlantic - West Virginia, Inc.

    LONG-TERM DEBT

    Long-term debt consists principally of debentures issued by the Company. Interest rates and maturities of the amounts outstanding are as follows at December 31:

                                                          1996         1995
                                                       -----------  -----------
                                                        (DOLLARS IN THOUSANDS)

   Forty year 5%, due 2000...........................    $ 25,000     $ 25,000
   Ten year 6.05%, due 2003..........................      50,000       50,000
   Twelve year 7%, due 2004..........................      50,000       50,000
   Forty year 7 1/4%, due 2009.......................      40,000       40,000
   Forty year 7 1/4%, due 2013.......................      50,000       50,000
   Forty year 8.4%, due 2029.........................      50,000       50,000
                                                         --------     --------
                                                          265,000      265,000
   Unamortized discount and premium, net.............      (1,149)      (1,250)
   Capital lease obligations - average rate
    8.25% and 20.7%..................................         259           10
                                                         --------     --------
   Total long-term debt, including current maturities     264,110      263,760
   Less maturing within one year.....................          44           10
                                                         --------     --------
   Total long-term debt..............................    $264,066     $263,750
                                                         ========     ========

    Long-term debt outstanding at December 31, 1996 includes $115,000,000 that is callable by the Company. The call prices range from 102.26% to 100.0% of face value, depending upon the remaining term to maturity of the issue.

    At December 31, 1996, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for issuance of unsecured debt securities.


8.  FINANCIAL INSTRUMENTS

    CONCENTRATIONS OF CREDIT RISK

    Financial instruments that subject the Company to concentrations of credit risk consist primarily of short-term investments, trade receivables and a note receivable from affiliate.

    Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. For the years ended December 31, 1996, 1995 and 1994, revenues generated from services provided to AT&T (primarily network access and billing and collection) were $63,152,000, $72,512,000 and $78,455,000, respectively. At December 31, 1996 and 1995, accounts receivable, net, included $3,833,000 and $3,910,000, respectively, from AT&T.

                      Bell Atlantic - West Virginia, Inc.

   FAIR VALUES OF FINANCIAL INSTRUMENTS

   The tables below provide additional information about the Company's material financial instruments at December 31, 1996:


   FINANCIAL INSTRUMENT                      VALUATION METHOD
   --------------------                      ----------------
   Note receivable from affiliate (BANFC)    Carrying amounts
     and short-term investments

   Debt (excluding capital leases and        Market quotes for similar terms
     unamortized premium and discount)       and maturities or future cash flows
                                             discounted at current rates


                                              1996                1995
                                       ------------------  ------------------
                                       CARRYING    FAIR    CARRYING    FAIR
                                        AMOUNT    VALUE     AMOUNT    VALUE
                                       --------  --------  --------  --------
                                               (DOLLARS IN THOUSANDS)

    Debt............................   $265,000  $270,019  $265,000  $283,512

    Note receivable from affiliate..     33,823    33,823     4,939     4,939

9. SHAREOWNER'S INVESTMENT



                                        COMMON    CAPITAL   REINVESTED EARNINGS
   (DOLLARS IN THOUSANDS)                STOCK    SURPLUS  (ACCUMULATED DEFICIT)
   ---------------------              --------   --------  ---------------------
   Balance at December 31, 1993....   $304,065   $ 42,074       $ 41,833

   Net income......................                                7,643
   Dividends paid to Bell Atlantic.                              (56,060)
   Distribution of capital surplus
    to Bell Atlantic...............               (22,410)
   Other...........................                                   35
                                      --------   --------       --------
   Balance at December 31, 1994....    304,065     19,664         (6,549)

   Net income......................                               81,247
   Transfer of stated capital to
    capital surplus................    (40,000)    40,000
   Distribution of capital surplus
    to Bell Atlantic...............               (52,245)
   Dividends paid to Bell Atlantic.                              (56,990)
   Other...........................                                 (170)
                                      --------   --------       --------
   Balance at December 31, 1995....    264,065      7,419         17,538

   Net income......................                               74,349
   Dividends paid to Bell Atlantic.                              (85,800)
   Other...........................                                 (500)
                                      --------   --------       --------
   Balance at December 31, 1996....   $264,065   $  7,419       $  5,587
                                      ========   ========       ========

    The Company has reclassified $36,417,000 previously reported for common stock to capital surplus to conform to the classification adopted at December 31, 1994.

                      Bell Atlantic - West Virginia, Inc.

     On January 31, 1995, the Board of Directors of the Company approved a transfer in the amount of $40,000,000 from stated capital, as represented by the Company's one issued share of common stock without par value, to capital surplus.

     On February 3, 1997, the Company declared and paid a cash dividend in the amount of $15,000,000 to Bell Atlantic.


10.  STOCK INCENTIVE PLANS

     The Company participates in stock-based compensation plans sponsored by Bell Atlantic. Bell Atlantic applies APB Opinion No. 25 and related interpretations in accounting for the plans. Effective January 1, 1996, Bell Atlantic adopted the disclosure-only provisions of SFAS No. 123. If Bell Atlantic had elected to recognize compensation expense based on the fair value at the grant dates for 1995 and subsequent awards consistent with the provisions of SFAS No. 123, the Company's pro forma net income for the years ended December 31, 1996 and 1995 would have been $73,634,000 and $80,593,000, respectively, compared to as reported net income of $74,349,000 and $81,247,000 for the corresponding years. These results may not be representative of the effects on pro forma net income for future years.

   The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                             1996   1995
                                                             -----  -----

   Dividend yield..........................................    4.9%   5.1%
   Expected volatility.....................................   14.7%  15.9%
   Risk-free interest rate.................................    5.4%   7.6%
   Expected lives (in years)...............................    4.5    4.5

   The weighted average value of options granted was $7.23 per option during 1996 and $7.46 per option during 1995.


11. EMPLOYEE BENEFITS

    PENSION PLANS

   Bell Atlantic and certain of its subsidiaries, including the Company, sponsor multi-employer noncontributory defined benefit pension plans covering substantially all of its management and associate employees. Benefits for associate employees are determined by a flat dollar amount per year of service according to job classification. Effective December 31, 1995, the plan covering management employees was converted to a cash balance plan with benefits determined by compensation credits related to age and service and interest credits based on individual account balances. The management pension benefit for prior years was based on a stated percentage of adjusted career average earnings.

   Under the cash balance plan, each management employee's opening account balance was determined by converting the accrued pension benefit as of December 31, 1995 to a lump-sum amount based on the prior plan's provisions. The lump-sum value was then multiplied by a transition factor based on age and service to arrive at the opening balance.

    Bell Atlantic's objective in funding the plans is to accumulate funds at a relatively stable level over participants' working lives so that benefits are fully funded at retirement. Plan assets consist principally of investments in domestic and foreign corporate equity securities, U.S. and foreign government and corporate debt securities, and real estate.

    Pension cost was $1,459,000, $1,411,000 and $4,569,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The change in pension cost from year-to-year was caused by a number of variables, including changes in actuarial assumptions (see table below), returns on plan assets and plan amendments.

    SFAS No. 87, "Employers' Accounting for Pensions" requires a comparison of the actuarial present value of projected benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic pension

                      Bell Atlantic - West Virginia, Inc.

costs and a reconciliation of the funded status of the plans with amounts recorded on the balance sheets. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not allow for the determination of this information on an individual participating company basis.

    The significant assumptions used for the pension measurements were as follows at December 31:

                                                      1996   1995   1994
                                                      -----  -----  -----

   Discount rate....................................   7.75%  7.25%  8.25%
   Rate of future increases in compensation levels..   4.75%  4.75%  5.25%

    The expected long-term rate of return on plan assets was 8.25% for 1996, 1995 and 1994.

    Pension benefits for associate employees are subject to collective bargaining and modifications in pension benefits have been bargained from time to time. Additionally, the Company has periodically amended the benefit formula under pension plans maintained for its management employees. Substantive commitments for future amendments to the Company's pension plans have been reflected in determining the Company's pension cost. The actuarial assumptions used to determine pension cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future pension costs level and benefit obligations.

    POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

   Bell Atlantic's postretirement health and life insurance benefit plans cover substantially all of the Company's management and associate employees. Postretirement health benefit costs are based on comprehensive medical and dental plan provisions. Postretirement life insurance costs are based on annual basic pay at retirement.

   In 1996, Bell Atlantic restructured certain postretirement health and life insurance obligations and assets to create a single plan. The remaining postretirement benefits continue to be provided by separate plans. The restructure did not affect plan benefits or postretirement benefit costs or obligations.

   Bell Atlantic funds the postretirement health and life insurance benefits of current and future retirees. Plan assets consist principally of investments in domestic and foreign corporate equity securities, and U.S. Government and corporate debt securities.

    Postretirement benefit cost was $6,261,000, $7,798,000 and $11,114,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The change in postretirement benefit cost from year-to-year was caused by a number of variables, including changes in actuarial assumptions (see table below), returns on plan assets and plan amendments.

    SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," requires a comparison of the actuarial present value of projected postretirement benefit obligations with the fair value of plan assets, the disclosure of the components of net periodic postretirement benefit costs, a reconciliation of the funded status of the plan with amounts recorded on the balance sheets and the effect of a one-percentage-point increase in the assumed health care cost trend rates for each future year on net periodic postretirement benefit cost and the accumulated postretirement benefit obligation. The Company participates in multi-employer plans and therefore, such disclosures are not presented for the Company because the structure of the plans does not provide for the determination of this information on an individual participating company basis.

                      Bell Atlantic - West Virginia, Inc.


    Assumptions used in the actuarial computations for postretirement benefits are as follows at December 31:


                                                            1996    1995    1994
                                                           ------  ------  ------

    Discount rate....................................      7.75%   7.25%   8.25%
    Rate of future increases in compensation levels..      4.75    4.75    5.25
    Medical cost trend rate:
      Year ending....................................     10.00   11.00   12.00
      Ultimate (year 2003)...........................      5.00    5.00    5.00
    Dental cost trend rate...........................      4.00    4.00    4.00

    The expected long-term rate of return on plan assets was 8.25% for 1996, 1995 and 1994.

    Postretirement benefits other than pensions for associate employees are subject to collective bargaining and have been modified from time to time. The Company has also periodically modified benefits under plans maintained for its management employees. Substantive commitments for future amendments to the Company's postretirement benefit plans have been reflected in determining the Company's postretirement benefit cost. The actuarial assumptions used to determine postretirement benefit cost are based on financial market interest rates, past experience, and management's best estimate of future benefit changes and economic conditions. Changes in these assumptions may impact future postretirement benefit costs level and benefit obligations.

    SAVINGS PLANS AND EMPLOYEE STOCK OWNERSHIP PLANS

    Substantially all of the Company's employees are eligible to participate in savings plans established by Bell Atlantic to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and encourage employees to acquire and maintain an equity interest in Bell Atlantic. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Bell Atlantic common stock. Bell Atlantic funds the matching contribution through two leveraged employee stock ownership plans (ESOPs). Bell Atlantic accounts for its ESOPs in accordance with the accounting rules applicable to companies with ESOP trusts that held securities prior to December 15, 1989. The Company recognizes its proportionate share of total ESOP cost based on the Company's matching obligation attributable to participating Company employees. The Company recorded total ESOP cost of $2,129,000, $2,757,000 and $2,271,000 in 1996, 1995 and 1994, respectively.

                      Bell Atlantic - West Virginia, Inc.

12. INCOME TAXES

    The components of income tax expense are as follows:

                                     YEARS ENDED DECEMBER 31
                                   ----------------------------
                                     1996      1995      1994
                                   --------  --------  --------
                                      (DOLLARS IN THOUSANDS)
Current:
 Federal..................         $44,370   $51,092   $49,423
 State and local..........          12,656    14,169    13,962
                                   -------   -------   -------
 Total....................          57,026    65,261    63,385
                                   -------   -------   -------

Deferred:
 Federal..................          (6,614)   (7,470)   (3,770)
 State and local..........          (1,583)   (1,863)      416
                                   -------   -------   -------
 Total....................          (8,197)   (9,333)   (3,354)
                                   -------   -------   -------
                                    48,829    55,928    60,031
Investment tax credits....          (1,866)   (2,954)   (2,616)
                                   -------   -------   -------
Total income tax expense..         $46,963   $52,974   $57,415
                                   =======   =======   =======

    The provision for income taxes varies from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The difference is attributable to the following factors:

                                                         YEARS ENDED DECEMBER 31
                                                       ---------------------------
                                                         1996      1995      1994
                                                       --------  --------  -------

   Statutory federal income tax rate..                   35.0%     35.0%     35.0%
   Investment tax credits.............                   (1.0)     (1.4)     (1.9)
   State income taxes, net of federal
    tax benefits......................                    6.0       6.0       6.0
   Other, net.........................                    (.6)      (.1)      1.4
                                                         ----      ----      ----
   Effective income tax rate..........                   39.4%     39.5%     40.5%
                                                         ====      ====      ====

    Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) were as follows at December 31:

                                                       1996        1995
                                                   --------    --------
                                                  (DOLLARS IN THOUSANDS)
Deferred tax liabilities:
  Depreciation.......................              $117,900    $124,200
  Other..............................                12,300      11,200
                                                   --------    --------
                                                    130,200     135,400
                                                   --------    --------
Deferred tax assets:
  Employee benefits..................               (83,500)    (83,000)
  Investment tax credits.............                (3,400)     (4,100)
  Advance payments...................                  (100)       (100)
  Other..............................                (9,200)     (7,400)
                                                   --------    --------
                                                    (96,200)    (94,600)
                                                   --------    --------
Net deferred tax liability...........              $ 34,000    $ 40,800
                                                   ========    ========

    Deferred tax assets include approximately $56,600,000 and $56,000,000 at December 31, 1996 and 1995, respectively, related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                      Bell Atlantic - West Virginia, Inc.

13. ADDITIONAL FINANCIAL INFORMATION

                                                        DECEMBER 31
                                                   --------------------
                                                     1996       1995
                                                   ---------  ---------
                                                  (DOLLARS IN THOUSANDS)
BALANCE SHEETS:
Accounts payable and accrued liabilities:
  Accounts payable - affiliates...........          $ 56,198   $ 41,019
  Accounts payable - other................            46,608     44,495
  Accrued expenses........................             9,015      7,998
  Accrued vacation pay....................             7,800      9,305
  Accrued taxes...........................             8,745      7,882
  Interest payable - other................             4,880      4,891
  Interest payable - affiliate............               ---          1
                                                    --------   --------
                                                    $133,246   $115,591
                                                    ========   ========

Other current liabilities:
  Advance billings and customer deposits..          $ 15,176   $ 16,684
  Deferred income taxes...................               292        ---
                                                    --------   --------
                                                    $ 15,468   $ 16,684
                                                    ========   ========


                                               YEARS ENDED DECEMBER 31
                                            ----------------------------
                                              1996       1995     1994
                                            --------   --------  -------
                                               (DOLLARS IN THOUSANDS)
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
 Income taxes, net of amounts refunded....  $ 56,499   $ 66,724  $65,272
 Interest, net of amounts capitalized.....    18,631     19,358   18,289

STATEMENTS OF OPERATIONS AND REINVESTED
 EARNINGS (ACCUMULATED DEFICIT):
Interest expense incurred,
 net of amounts capitalized...............    17,914     17,573   18,468
Capitalized interest......................       955      1,562      436
Advertising expense.......................     3,470      3,226    3,357

    Interest paid during the year includes $2,000 in 1996, $75,000 in 1995 and $242,000 in 1994 related to short-term financing services provided by Bell Atlantic Network Funding Corporation (see Note 7).

    Advertising expense includes $2,991,000, $2,788,000 and $2,862,000 in 1996,
1995 and 1994, respectively, allocated to the Company by Bell Atlantic Network Services, Inc. (NSI).

    At December 31, 1996 and 1995, $10,284,000 and $6,318,000, respectively, of negative cash was classified as accounts payable.

                      Bell Atlantic - West Virginia, Inc.

14. TRANSACTIONS WITH AFFILIATES

    The financial statements include transactions with NSI, Bell Atlantic Network Funding Corporation (BANFC), Bell Atlantic, and various other affiliates.

    The Company has contractual arrangements with NSI for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Bell Atlantic's operating telephone subsidiaries. These services include administration, marketing, product advertising, sales, information systems, network technology planning, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Bell Atlantic. Such services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. The Company's allocated share of NSI costs also includes costs for technical and support services billed by Bell Communications Research, Inc. (Bellcore), another affiliated company owned jointly by the seven regional holding companies. In November 1996, Bell Atlantic and other Bellcore owners entered into an agreement to sell their jointly owned investment in Bellcore. The transaction is subject to regulatory approvals, and is expected to be completed near the end of 1997. After the sale is completed, the Company will continue to contract with Bellcore for technical and support services.

    The Company recognizes interest expense and income in connection with contractual arrangements with BANFC to provide short-term financing, investing and cash management services to the Company (see Note 7).

    Operating revenues include amounts from affiliates in connection with an interstate revenue sharing arrangement with Bell Atlantic's operating telephone subsidiaries. Other operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment. The Company also paid cash dividends and made distributions of capital surplus to its parent company, Bell Atlantic (see Note 9).

    Transactions with affiliates are summarized as follows:


                                             YEARS ENDED DECEMBER 31
                                        --------------------------------
                                          1996         1995       1994
                                        ----------  ---------  ---------
                                             (DOLLARS IN THOUSANDS)
Operating revenues:
 Interstate revenue sharing
   from affiliates...............         $ 25,898   $ 35,223   $ 39,099
 Other revenue from affiliates..             8,178      4,070      6,534
                                          --------   --------   --------
                                            34,076     39,293     45,633
                                          --------   --------   --------
Operating expenses:
  NSI - network..................           68,843     53,174     44,018
  NSI - other....................           37,264     34,715     39,228
  Bellcore.......................            5,106      5,080      4,908
  Other..........................           17,052     13,853     15,363
                                          --------   --------   --------
                                           128,265    106,822    103,517
                                          --------   --------   --------

Interest income from BANFC.......            1,370        466        274

Interest expense to BANFC........                1        114        186

Dividends paid and distributions
 of capital surplus to Bell
 Atlantic........................           85,800    109,235     78,470

    Outstanding balances with affiliates are reported on the Balance Sheets at December 31, 1996 and 1995 as Note receivable from affiliate, Accounts receivable - affiliates, and Accounts payable and accrued liabilities - affiliates.

                      Bell Atlantic - West Virginia, Inc.

15. QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                 INCOME BEFORE
                                                   CUMULATIVE
                                                EFFECT OF CHANGE
                          OPERATING  OPERATING   IN ACCOUNTING       NET
QUARTER ENDED              REVENUES    INCOME       PRINCIPLE       INCOME
------------------------  ---------  ---------  ----------------  ---------
                                        (DOLLARS IN THOUSANDS)
1996:
  March 31..............   $146,209   $ 36,814          $ 19,627  $ 21,606
  June 30...............    150,492     36,170            19,571    19,571
  September 30..........    154,256     38,330            20,197    20,197
  December 31...........    144,478     25,483            12,975    12,975
                           --------   --------          --------  --------
  Total.................   $595,435   $136,797          $ 72,370  $ 74,349
                           ========   ========          ========  ========


1995:
  March 31..............   $144,636   $ 37,957          $ 20,167  $ 20,167
  June 30...............    146,267     39,020            20,909    20,909
  September 30..........    145,846     38,093            20,180    20,180
  December 31...........    148,436     36,806            19,991    19,991
                           --------   --------          --------  --------
  Total.................   $585,185   $151,876          $ 81,247  $ 81,247
                           ========   ========          ========  ========

   Results of operations for the first three quarters of 1996 have been restated for the effect of a change in the method of accounting for directory publishing revenues and expenses (see Note 3).


16. SUBSEQUENT EVENT - DIRECTORY PUBLISHING ACTIVITIES

   On January 1, 1997, the Company transferred, at net book value without gain or loss, certain assets and liabilities associated with its directory publishing activities to a newly formed, wholly owned subsidiary. The stock of the subsidiary was immediately distributed to Bell Atlantic. The transfer of such assets and liabilities was completed as part of Bell Atlantic and the Company's response to the requirements of the Telecommunications of Act of 1996, which prohibits the Company from engaging in electronic publishing or joint sales and marketing of electronic products.

   Net assets transferred by the Company totaled approximately $2,000,000, and consisted of deferred directory production costs (included in prepaid expenses), fixed assets, and related deferred tax liabilities.

   Revenues related to the Company's directory publishing activities transferred were approximately $35,000,000, $29,900,000 and $27,400,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Direct expenses related to the directory publishing activities transferred were approximately $15,600,000, $12,900,000 and $13,900,000 for the years ended December 31, 1996, 1995 and
1994, respectively. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

                      Bell Atlantic - West Virginia, Inc.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                             (DOLLARS IN THOUSANDS)


                                                  ADDITIONS
                                           ---------------------
                                                       CHARGED
                               BALANCE AT  CHARGED    TO OTHER                    BALANCE
                               BEGINNING      TO      ACCOUNTS     DEDUCTIONS     AT END
DESCRIPTION                    OF PERIOD   EXPENSES    NOTE(a)       NOTE(b)     OF PERIOD
-----------------------------  ----------  --------  -----------  -------------  ---------

Allowance for Uncollectible
  Accounts Receivable:

  Year 1996...............         $4,178    $6,126    $5,515        $10,398        $5,421

  Year 1995...............         $2,560    $4,488    $6,116        $ 8,986        $4,178

  Year 1994...............         $3,077    $4,169    $4,664        $ 9,350        $2,560



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

                                   EXHIBITS



                      FILED WITH ANNUAL REPORT FORM 10-K


                   UNDER THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


                      Bell Atlantic - West Virginia, Inc.


                         COMMISSION FILE NUMBER 1-7150

Form 10-K for 1996
File No. 1-7150
Page 1 of 1

                                 EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the Securities and Exchange Commission (SEC), are incorporated herein by reference as exhibits hereto.


     Exhibit Number (Referenced to Item 601 of Regulation S-K)
     ---------------------------------------------------------

     3a Certificate of Incorporation of the registrant, as amended July 30, 1975. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150.)

          3a(i) Articles of Amendment dated August 29, 1990. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-7150.)

          3a(ii) Articles of Amendment, dated January 6, 1994 and filed January 13, 1994. (Exhibit 3a(ii) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7150.)

     3b By-Laws of the registrant, as amended December 15, 1995. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

          3b(i) Consent of Sole Stockholder of Bell Atlantic - West Virginia Inc., dated December 15, 1995. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

     4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

     10a Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among AT&T, Bell Atlantic Corporation, and the Bell Atlantic Corporation telephone subsidiaries, and certain other parties, dated as of November 1, 1983. (Exhibit 10a to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     10b Agreement among Bell Atlantic Network Services, Inc. and the Bell Atlantic Corporation telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Bell Atlantic Corporation Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

     18   Letter regarding change in accounting principle.

     23   Consent of Independent Accountants.

     27   Financial Data Schedule.