Form 10-Q
period 1997-06-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 1997-08-08
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ---------------------

                                   FORM 10-Q

                             ---------------------


     (Mark one)

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended June 30, 1997

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

                             ---------------------

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
                             (Dollars in Thousands)


                                                            Three months ended   Six months ended
                                                                 June 30,            June 30,
                                                            ------------------  ------------------
                                                              1997      1996      1997      1996
                                                            --------  --------  --------  --------
OPERATING REVENUES (including $9,242, $7,738,
     $18,044 and $15,454 from affiliates).................  $144,750  $150,492  $287,726  $296,701
                                                            --------  --------  --------  --------

OPERATING EXPENSES
     Employee costs, including benefits and taxes.........    25,855    27,632    50,788    53,929
     Depreciation and amortization........................    31,564    31,789    62,752    63,415
     Other (including $30,372, $31,286, $60,051 and
          $62,427 to affiliates)..........................    49,069    54,901    99,051   106,373
                                                            --------  --------  --------  --------
                                                             106,488   114,322   212,591   223,717
                                                            --------  --------  --------  --------

OPERATING INCOME..........................................    38,262    36,170    75,135    72,984

OTHER INCOME, NET (including $749, $271,
     $1,319 and $571 from affiliate)......................       805       122     1,039       333

INTEREST EXPENSE..........................................     4,593     4,399     9,129     8,797
                                                            --------  --------  --------  --------

Income Before Provision for Income Taxes and
     Cumulative Effect of Change in Accounting Principle..    34,474    31,893    67,045    64,520
PROVISION FOR INCOME TAXES................................    13,395    12,322    26,222    25,322
                                                            --------  --------  --------  --------

Income Before Cumulative Effect of Change
     in Accounting Principle..............................    21,079    19,571    40,823    39,198

CUMULATIVE EFFECT OF CHANGE IN
     ACCOUNTING PRINCIPLE
     Directory Publishing, Net of Tax.....................       ---       ---       ---     1,979
                                                            --------  --------  --------  --------

NET INCOME................................................  $ 21,079  $ 19,571  $ 40,823  $ 41,177
                                                            ========  ========  ========  ========


REINVESTED EARNINGS
     At beginning of period...............................  $  8,253  $ 24,639  $  5,587  $ 17,538
     Add:  net income.....................................    21,079    19,571    40,823    41,177
                                                             -------   -------  --------  --------
                                                              29,332    44,210    46,410    58,715
     Deduct:  dividend....................................    14,700    29,800    29,700    43,800
              other changes...............................       347       ---     2,425       505
                                                            --------  --------  --------  --------
     At end of period.....................................  $ 14,285  $ 14,410  $ 14,285  $ 14,410
                                                            ========  ========  ========  ========


                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                  June 30,   December 31,
                                                    1997         1996
                                                 ----------  ------------

CURRENT ASSETS
Short-term investments.........................  $    7,370    $   10,538
Note receivable from affiliate.................      54,662        33,823
Accounts receivable:
     Trade and other, net of allowances for
          uncollectibles of $5,203 and $5,421..      86,965        94,949
     Affiliates................................       6,026         6,486
Material and supplies..........................       4,905         4,187
Prepaid expenses...............................       3,903         6,253
Deferred income taxes..........................         925           ---
                                                 ----------    ----------
                                                    164,756       156,236
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,705,775     1,667,139
Less accumulated depreciation..................     988,983       933,797
                                                 ----------    ----------
                                                    716,792       733,342
                                                 ----------    ----------

OTHER ASSETS...................................       5,599         4,124
                                                 ----------    ----------

TOTAL ASSETS...................................  $  887,147    $  893,702
                                                 ==========    ==========




                       See Notes to Financial Statements.

                     Bell Atlantic - West Virginia, Inc.

                                 BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                 June 30,   December 31,
                                                   1997         1996
                                                 ---------  ------------

CURRENT LIABILITIES
Debt maturing within one year..................   $     46      $     44
Accounts payable and accrued liabilities:
     Affiliates................................     49,726        56,198
     Other.....................................     69,371        77,048
Other liabilities..............................     15,163        15,468
                                                  --------      --------
                                                   134,306       148,758
                                                  --------      --------

LONG-TERM DEBT.................................    264,096       264,066
                                                  --------      --------

EMPLOYEE BENEFIT OBLIGATIONS...................    137,453       141,392
                                                  --------      --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................     28,762        33,720
Unamortized investment tax credits.............      7,489         8,246
Other..........................................     29,272        20,449
                                                  --------      --------
                                                    65,523        62,415
                                                  --------      --------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by
     parent, at stated value...................    264,065       264,065
Capital surplus................................      7,419         7,419
Reinvested earnings............................     14,285         5,587
                                                  --------      --------
                                                   285,769       277,071
                                                  --------      --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..   $887,147      $893,702
                                                  ========      ========



                       See Notes to Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                         Six months ended
                                                             June 30,
                                                     ----------------------
                                                        1997         1996
                                                     ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES..........  $ 101,197    $  87,302
                                                     ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............      3,168       (3,076)
Additions to plant, property and equipment.........    (46,278)     (34,201)
Net change in note receivable from affiliate.......    (20,839)      (7,540)
Other, net.........................................        (87)         801
                                                     ---------    ---------
Net cash used in investing activities..............    (64,036)     (44,016)
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..        (21)         (10)
Dividends paid.....................................    (29,700)     (43,800)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........     (7,440)         524
                                                     ---------    ---------
Net cash used in financing activities..............    (37,161)     (43,286)
                                                     ---------    ---------


NET CHANGE IN CASH.................................        ---          --


CASH, BEGINNING OF PERIOD..........................        ---          ---
                                                     ---------    ---------


CASH, END OF PERIOD................................  $     ---    $     ---
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

2.   DIVIDEND

     On August 1, 1997, the Company declared and paid a dividend in the amount of $25,000,000 to Bell Atlantic Corporation (Bell Atlantic).

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $18,000,000 and $8,200,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

4.   PROPOSED BELL ATLANTIC - NYNEX MERGER

     Bell Atlantic and NYNEX Corporation announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the Federal Communications Commission's approval, which is expected to be received shortly.

                      Bell Atlantic - West Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

     The Company reported net income of $40,823,000 for the six month period ended June 30, 1997, compared to net income of $41,177,000 for the same period in 1996.

Transfer of Directory Publishing Activities
--------------------------------------------------------------------------------

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

     Revenues and direct expenses related to the Company's directory publishing activities transferred were approximately $18,000,000 and $8,200,000, respectively, for the six month period ended June 30, 1996. The Company does not separately identify indirect expenses attributable to the directory publishing activities, including expenses related to billing and data management and processing services, legal, external affairs, depreciation, interest expense and any corresponding tax expense.

     Effective January 1, 1997, revenues from directory publishing activities transferred are no longer earned, and the related expenses are no longer incurred, by the Company. Certain other revenues, primarily fees for non-publication of telephone numbers and multiple white page listings continue to be earned by the Company. Additionally, contracts between the Company and another affiliate of Bell Atlantic for billing and collection services related to the directory activities, use of directory listings, and rental charges have created new revenue sources for the Company.

Cumulative Effect of Change in Accounting - Directory Publishing
--------------------------------------------------------------------------------

     The Company changed its method of accounting for directory publishing revenues and expenses, effective January 1, 1996. The Company adopted the point-of-publication method, which requires directory revenues and expenses to be recognized upon publication rather than over the lives of the directories. The Company recorded an after-tax increase in income of $1,979,000 in the first quarter of 1996, representing the cumulative effect of this accounting change. Results of operations for the first three quarters of 1996 were restated to reflect the impact of this change.

--------------------------------------------------------------------------------

     Certain other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1997 and 1996 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

                      Bell Atlantic - West Virginia, Inc.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                               1997          1996
--------------------------------------------------------------------------------
Transport services
    Local service.........................                $135,260      $130,504
    Network access........................                  86,392        82,858
    Toll service..........................                  26,564        30,677
Ancillary services
    Directory publishing..................                   1,835        19,309
    Other.................................                  10,267         7,488
Value-added services......................                  27,408        25,865
                                                          --------    ----------
Total.....................................                $287,726      $296,701
                                                          ========    ==========


TRANSPORT SERVICES OPERATING STATISTICS
------------------------------------------
                                                                     Percentage
                                                                      Increase
                                                1997         1996    (Decrease)
--------------------------------------------------------------------------------
At June 30
----------
  Access Lines in Service (in thousands)
     Residence............................       581           572          1.6%
     Business.............................       201           189          6.3
     Public...............................        10            10          ---
                                               -----        ------
                                                 792           771          2.7
                                               =====        ======

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)
     Interstate...........................     1,200         1,182          1.5
     Intrastate...........................       292           264         10.6
                                               -----        ------
                                               1,492         1,446          3.2
                                               =====        ======

  Toll Messages (in thousands)
     Intrastate...........................    20,834        21,984         (5.2)
     Interstate...........................     1,501         1,461          2.7
                                              ------        ------
                                              22,335        23,445         (4.7)
                                              ======        ======

LOCAL SERVICE REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $ 4,756             3.6%
--------------------------------------------------------------------------------

     Local service revenues are earned by the Company from the provision of local exchange, local private line and public telephone (pay phone) services.

     Higher usage of the Company's network facilities was the primary reason for the increase in local service revenues in the first six months of 1997. This growth was generated by an increase in access lines in service of 2.7% from June 30, 1996. This access line growth primarily reflects higher demand for Centrex services and an increase in second residential lines. Higher revenues from private line and switched data services, and stronger business message volumes also contributed to the revenue growth in 1997.

     For a discussion of the Telecommunications Act of 1996, which will open the local exchange market to competition, see "Factors That May Impact Future Results" beginning on page 11.

                      Bell Atlantic - West Virginia, Inc.

NETWORK ACCESS REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $3,534                4.3%
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

     Network access revenues increased in the first six months of 1997 principally due to higher customer demand as reflected by growth in access minutes of use of 3.2% from June 30, 1996. Volume growth was boosted by the expansion of the business market, particularly for high capacity services. Higher end-user revenues attributable to an increase in access lines in service also contributed to revenue growth in 1997. This volume-related growth was partially offset by net price reductions, principally for switched access services. Reported growth in access minutes of use and revenues was negatively affected by increased calling volumes during the first quarter of 1996 caused by severe winter storms.

     Effective July 1, 1997, the Company implemented price decreases of approximately $9,000,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) price cap plan. It is expected that these price decreases will be partially offset by volume increases. For a further discussion of FCC rulemakings concerning price caps, access charges and universal service, see "Factors That May Impact Future Results - Recent Developments - FCC Orders" beginning on page 12.

TOLL SERVICE REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(4,113)            (13.4)%
--------------------------------------------------------------------------------

     Toll service revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company, referred to as a Local Access and Transport Area (LATA). Other toll services include 800 services and Wide Area Telephone Service (WATS).

     The impact of increased competition for intraLATA toll and WATS services on toll message volumes and company-initiated price reductions both contributed equally to the reduction in toll service revenues in 1997. The effect of storm-driven usage experienced in the first quarter of 1996 also impacted toll message volumes, which declined 4.7% in 1997 as compared to 1996. The Company implemented a discount offering to residential customers beginning in August 1996, as part of its response to competition, which is expected to reduce toll service revenues by $3,000,000 annually.

     The Company believes that competition for toll services, including the introduction of presubscription in the third quarter of 1997, will continue to impact future revenue trends. See "Factors That May Impact Future Results - Competition - IntraLATA Toll Services" on page 13 for a further discussion of presubscription.

DIRECTORY PUBLISHING REVENUES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(17,474)           (90.5)%
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

     The decrease in directory publishing revenues in the first six months of 1997 was principally due to the transfer of directory publishing activities.

                      Bell Atlantic - West Virginia, Inc.

OTHER ANCILLARY SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $2,779              37.1%
--------------------------------------------------------------------------------

     The Company provides other ancillary services which include billing and collection services for long distance carriers, facilities rental services for affiliates and non-affiliates, and sales of materials and supplies to affiliates.

     The increase in other ancillary services revenues in the first six months of 1997 resulted principally from higher facilities rental revenues from affiliates.


VALUE-ADDED SERVICES REVENUES

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $1,543               6.0%
--------------------------------------------------------------------------------

     Value-added services are a family of services which expand the utilization of the network. These services include products such as voice messaging services, Caller ID, Call Waiting, and Return Call, as well as more mature products such as Touch-Tone and customer premises wiring and maintenance services.

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


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                                1997        1996
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..             $ 50,788     $ 53,929
Depreciation and amortization.................               62,752       63,415
Other operating expenses......................               99,051      106,373
                                                           --------     --------
Total.........................................             $212,591     $223,717
                                                           ========     ========

EMPLOYEE COSTS

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months             $(3,141)             (5.8)%
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

     The decrease in employee costs was primarily due to lower benefit costs. The reduction in benefit costs was caused by a number of factors, including an increase in the discount rate used to develop pension and postretirement benefit costs, favorable pension plan asset returns and lower than expected medical claims. The Company expects the lower level of benefit costs to continue through the third quarter of 1997. A decline in the level of employee costs incurred for repair and maintenance activity also contributed to the expense reduction in 1997. This decline was partially due to the impact of the severe weather experienced in the first quarter of 1996 which caused a higher level of costs to be expensed during that period. These cost reductions were partially offset by annual salary and wage increases and by higher overtime pay and the effect of higher work force levels principally as a result of higher business volumes.

                      Bell Atlantic - West Virginia, Inc.

DEPRECIATION AND AMORTIZATION

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(663)              (1.0)%
--------------------------------------------------------------------------------

     The Company uses the composite group remaining life method to depreciate plant assets. Under this method, the Company periodically revises depreciation rates based on a number of factors. The composite depreciation rate was 7.5% for the six month period ended June 30, 1997 compared to 7.9% for the same period in 1996.

     Depreciation and amortization decreased in the first six months of 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was substantially offset by growth in depreciable telephone plant.


OTHER OPERATING EXPENSES

     1997-1996                         (Decrease)
--------------------------------------------------------------------------------
     Six Months              $(7,322)            (6.9)%
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

     The decrease in other operating expenses was largely attributable to the transfer of directory publishing activities.


OTHER INCOME, NET

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months                          $706
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to additional interest income resulting from the purchase of short-term investments in December 1996 to prefund a trust for the payment of certain employee benefits and related to a note receivable from an affiliate. This increase was partially offset by the effect of a gain recognized on the disposition of certain property in the first quarter of 1996.


INTEREST EXPENSE

     1997-1996                         Increase
--------------------------------------------------------------------------------
     Six Months              $332                 3.8%
--------------------------------------------------------------------------------

     Interest expense increased principally due to a reduction in capitalized interest costs resulting from lower levels of telephone plant under construction.

                      Bell Atlantic - West Virginia, Inc.

EFFECTIVE INCOME TAX RATES

     Six Months Ended June 30
--------------------------------------------------------------------------------
     1997                              39.1%
--------------------------------------------------------------------------------
     1996                              39.2%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and cumulative effect of change in accounting principle. The Company's effective income tax rate was lower in the first six months of 1997 principally due to prior period adjustments recorded in 1997.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. The Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

     As of June 30, 1997, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.0% as of June 30, 1997, compared to 48.0% as of June 30, 1996 and 48.8% as of December 31, 1996.

     On August 1, 1997, the Company declared and paid a dividend in the amount of $25,000,000 to Bell Atlantic.


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

     A U.S. Court of Appeals recently found that the FCC unlawfully attempted to preempt state authority in implementing key provisions of the Act. It also found that several particularly objectionable provisions of the FCC's rules were inconsistent with the statutory requirements. In particular, it affirmed that states have exclusive jurisdiction over the pricing of interconnection elements and that the FCC could not lawfully allow competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. This decision should not delay the advent of local competition, since, under the previous stay of the FCC's rules, a number of interconnection agreements have been concluded and the Public Service Commission of West Virginia (PSC) has proceeded to adopt pricing and other standards for local interconnection.

     Pursuant to the Act, on January 17, 1997, the Company filed its "Statement of Generally Available Terms and Conditions for Interconnection, Unbundled Network Elements, Ancillary Services and Resale of Telecommunications Services" with the PSC.

                      Bell Atlantic - West Virginia, Inc.

The PSC issued orders on April 21, 1997 and on May 16, 1997 requiring certain changes to the filing. The Company will incorporate these changes and will refile the document. The PSC indicated that further hearings would not be necessary if the changes are in compliance with its orders.

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

Recent Developments - FCC Orders

     On May 7, 1997, the FCC adopted orders to reform the interstate access charge system, to modify its price cap system and to implement the "universal service" requirements of the Act. While there are additional decisions pending on Universal Service and Access Reform, based on the decisions to date the Company does not believe that these proceedings will result in a material adverse impact on its results of operations or financial condition.

     Access Charges

     Access charges are the rates long distance carriers pay for use and availability of the Company's facilities for the origination and termination of interstate interLATA service. On May 7, 1997, the FCC adopted changes to the tariff structures it has prescribed for such charges in order to permit the Company to recover its costs through rates which reflect the manner in which those costs are incurred. As of January 1, 1998, the FCC will require, in general, that interstate costs of the Company which do not vary based on usage be recovered from long distance carriers through flat rate charges, and those interstate costs that do vary based on usage be recovered from long distance carriers through usage-based rates. In addition, the FCC will require establishment of separate usage-based charges for originating and for terminating interstate interLATA traffic.

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

     Price Caps

     The FCC also adopted modifications to its price cap rules that affect access rate levels. Under the FCC's price cap rules, the Company's price cap index is adjusted annually by an inflation index (GDP-PI) less a fixed percentage intended to reflect increases in productivity (Productivity Factor). In the prior year, the Company's Productivity Factor was 5.3%. Effective July 1, 1997, the FCC created a single Productivity Factor for all price cap companies of 6.5%, and eliminated requirements to share a portion of future interstate earnings. The FCC required that rates be set as if the higher Productivity Factor had been in effect since July 1996. Any local exchange company that earns a rate of return on its interstate services of less than 10.25% in any calendar year will be permitted to increase its interstate rates in the following year. The FCC also ordered elimination of recovery for amortized costs associated with reconfiguration of the Company's network to provide equal access to facilities for all long distance carriers.

     On June 30, 1997, Bell Atlantic made its Annual Access Tariff Filing of Interstate Rates, which became effective on July 1, 1997. The rates included in the filing resulted in annual price decreases for the Company totaling approximately $9,000,000, of which $1,900,000 is a result of one-time adjustments which will only be in effect until July 1998.

                      Bell Atlantic - West Virginia, Inc.

     The FCC is expected to adopt an order later this year to address the conditions under which the FCC would relax or remove existing access rate structure requirements and price cap restrictions as increased local market competition develops. The Company is unable to predict the results of this further proceeding.

     Universal Service

     The FCC also adopted rules designed to preserve "universal service" by ensuring that a basket of designated services are widely available and affordable to all customers, including low-income customers and customers in areas that are expensive to serve. The FCC's universal service support will approximate $1.5 billion for high cost areas pending completion of further FCC proceedings. By the third quarter of 1998, the FCC, in conjunction with the Federal-State Joint Board on Universal Service, will determine the methodology for determining high cost areas for non-rural carriers, the proper amount of federal universal service support for high cost areas, and how to assess the appropriate level of federal financial support required to continue to ensure affordable local telephone service. Any new high cost universal service support mechanism will become effective January 1, 1999.

     The FCC also adopted rules to implement the Act's requirements to provide discounted telecommunications services to schools and libraries, beginning January 1, 1998, and to ensure that not-for-profit rural health care providers have access to such services at rates comparable to those charged their urban counterparts.

     All telecommunications carriers will be required to contribute funding for these universal service programs. The federal universal service funding needs as of January 1, 1998 will require the Company to contribute approximately 1% to 2% of its revenues for high cost and low income subsidies. The Company will also be contributing about 5% for schools, libraries and not-for-profit health care. The Company will, however, be afforded the opportunity to recover its universal service contributions through higher interstate charges to long distance carriers and end users.

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

     The Act addressed the issue of presubscription by prohibiting a state from requiring presubscription or "dialing parity" until the earlier of such time as an operating telephone company is authorized to provide long distance services originating in the state or three years from the effective date of the Act. This prohibition does not apply to an order requiring presubscription that was issued on or prior to December 19, 1995 or to states consisting of a single LATA.

     In December 1995, the PSC issued a final order directing the implementation of presubscription within eighteen months of that order. The Company filed a petition for review of that order with the West Virginia Supreme Court, which was denied. In January 1997, the PSC extended the implementation date to August 15, 1997.

     Implementation of presubscription for intraLATA toll services could have a material negative effect on toll service revenues. Bell Atlantic expects to petition the FCC for permission to enter the in-region long distance market in one or more states in its jurisdiction in 1997. Bell Atlantic is unable to predict when it will receive such permission. The adverse impact on toll service revenues is expected to be partially offset by an increase in intraLATA access revenues.

                      Bell Atlantic - West Virginia, Inc.

     Local Exchange Services

     Local exchange services have historically been subject to regulation by the PSC. Applications from competitors to provide local exchange services have been approved by the PSC.

     The Act is expected to significantly increase the level of competition in the Company's local exchange market.


OTHER MATTERS
-------------

     Proposed Bell Atlantic - NYNEX Merger

     Bell Atlantic and NYNEX Corporation (NYNEX) announced a proposed merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. At special meetings held in November 1996, stockholders of both companies approved the merger. The completion of the merger is subject to the FCC's approval, which is expected to be received shortly. In connection with the FCC's review of the proposed merger, Bell Atlantic and NYNEX submitted a list of commitments they will follow to assure competition in their local exchange markets. The Company does not expect these commitments to have a material impact on its results of operations or financial condition.

     As a result of the merger, Bell Atlantic will incur special transition and integration costs in connection with completing the transaction and integrating the operations of Bell Atlantic and NYNEX. It is anticipated that the Company will bear a portion of the transition and integration costs.

     Bell Atlantic also expects to recognize recurring expense savings following completion of the merger as a result of consolidating operating systems and other administrative functions and reducing management positions. It is anticipated that the Company will recognize a portion of these savings.

     Cautionary Statement Concerning Forward-Looking Statements

     Information contained above with respect to the expected financial impact of the proposed merger, and other statements in this Management's Discussion and Analysis regarding expected future events and financial results, are forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

     The following important factors could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements: (i) materially adverse changes in economic conditions in the markets served by the Company; (ii) a significant further delay in the expected closing of the merger; (iii) the final outcome of FCC rulemakings with respect to interconnection agreements, access charge reform and universal service; (iv) future state regulatory actions in the Company's operating area; and (v) the extent, timing and success of competition from others in the local telephone and toll service markets.

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


Item 6.   Exhibits and Reports on Form 8-K


          (a)  Exhibits:

               Exhibit Number

               27 Financial Data Schedule.


          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1997.

                      Bell Atlantic - West Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  August 8, 1997           By  /s/ Ritchie A. Ireland, II
                                    --------------------------------------------
                                        Ritchie A. Ireland, II
                                        Principal Financial Officer
                                        and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 5, 1997.