Form 10-Q
period 1998-03-31
BELL ATLANTIC WEST VIRGINIA INC /
filed 1998-05-11
CIK 19724

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


          (Mark one)

            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1998

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

================================================================================

                      Bell Atlantic - West Virginia, Inc.

------------------------------------
Part I - Financial Information
------------------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------


            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS
                                  (Unaudited)
                             (Dollars in Thousands)


                                                            Three months ended
                                                                March 31,
                                                            ------------------
                                                              1998      1997
                                                            --------  --------
OPERATING REVENUES
  (including $8,901 and $9,211 from affiliates) ..........  $145,987  $142,976
                                                            --------  --------

OPERATING EXPENSES
  Employee costs, including benefits and taxes............    26,533    24,933
  Depreciation and amortization...........................    30,672    31,188
  Taxes other than income.................................     7,604     7,625
  Other (including $28,356 and $29,717 to affiliates).....    42,199    42,693
                                                            --------  --------
                                                             107,008   106,439
                                                            --------  --------

OPERATING INCOME..........................................    38,979    36,537

OTHER INCOME, NET
  (including $667 and $570 from affiliate)................       753       570

INTEREST EXPENSE..........................................     4,330     4,536
                                                            --------  --------

Income Before Provision for Income Taxes..................    35,402    32,571

PROVISION FOR INCOME TAXES................................    14,242    12,827
                                                            --------  --------

NET INCOME................................................  $ 21,160  $ 19,744
                                                            ========  ========

REINVESTED EARNINGS
  At beginning of period..................................  $ 13,299  $  4,641
  Add:  net income........................................    21,160    19,744
                                                            --------  --------
                                                              34,459    24,385
Deduct:  dividends........................................    25,400    15,000
         other changes....................................       ---     2,079
                                                            --------  --------
At end of period..........................................  $  9,059  $  7,306
                                                            ========  ========

                 See Notes to Condensed Financial Statements.

                     Bell Atlantic - West Virginia, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)

-----------------------------------
Assets
-----------------------------------

                                                  March 31,   December 31,
                                                    1998          1997
                                                 ----------   ------------
CURRENT ASSETS
Short-term investments.........................  $   10,115    $    8,378
Note receivable from affiliate.................      45,593        59,646
Accounts receivable:
  Trade and other, net of allowances for
   uncollectibles of $6,376 and $5,177.........      86,213        94,460
  Affiliates...................................       6,628         6,019
Material and supplies..........................       7,396         7,262
Prepaid expenses...............................       2,803         3,697
Other..........................................         174           320
                                                 ----------    ----------
                                                    158,922       179,782
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,782,754     1,742,837
Less accumulated depreciation..................   1,057,583     1,032,176
                                                 ----------    ----------
                                                    725,171       710,661
                                                 ----------    ----------

OTHER ASSETS...................................       6,729        18,055
                                                 ----------    ----------

TOTAL ASSETS...................................  $  890,822    $  908,498
                                                 ==========    ==========


                 See Notes to Condensed Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                           CONDENSED BALANCE SHEETS
                                  (Unaudited)
                            (Dollars in Thousands)


-----------------------------------------------
Liabilities and Shareowner's Investment
-----------------------------------------------


                                                   March 31,      December 31,
                                                      1998            1997
                                                   --------       ------------
CURRENT LIABILITIES
Debt maturing within one year..................    $    157       $         48
Accounts payable and accrued liabilities:
  Affiliates...................................      54,161             56,572
  Other........................................      88,191             96,336
Other liabilities..............................      19,075             18,675
                                                   --------       ------------
                                                    161,584            171,631
                                                   --------       ------------

LONG-TERM DEBT.................................     264,495            264,126
                                                   --------       ------------

EMPLOYEE BENEFIT OBLIGATIONS...................     132,999            135,991
                                                   --------       ------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes..........................      18,638             17,933
Unamortized investment tax credits.............       6,434              6,733
Other..........................................      26,129             27,301
                                                   --------       ------------
                                                     51,201             51,967
                                                   --------       ------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
  stated value.................................     264,065            264,065
Capital surplus................................       7,419              7,419
Reinvested earnings............................       9,059             13,299
                                                   --------       ------------
                                                    280,543            284,783
                                                   --------       ------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT..    $890,822           $908,498
                                                   ========       ============


                 See Notes to Condensed Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                            (Dollars in Thousands)

                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                        1998             1997
                                                     ---------        ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........  $  60,802        $  57,273
                                                      --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............     (1,737)          (1,000)
Additions to plant, property and equipment.........    (44,295)         (20,999)
Net change in note receivable from affiliate.......     14,053          (21,346)
Other, net.........................................       (398)             (81)
                                                      --------         --------
Net cash used in investing activities..............    (32,377)         (43,426)
                                                      --------         --------


CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..        (40)             (10)
Dividends paid.....................................    (25,400)         (15,000)
Net change in outstanding checks drawn
  on controlled disbursement accounts..............     (2,985)           1,163
                                                      --------         --------
Net cash used in financing activities..............    (28,425)         (13,847)
                                                      --------         --------

NET CHANGE IN CASH.................................        ---              ---


CASH, BEGINNING OF PERIOD..........................        ---              ---
                                                      --------         --------


CASH, END OF PERIOD................................   $    ---         $    ---
                                                      ========         ========


                 See Notes to Condensed Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation
--------------------------------------------------------------------------------

Bell Atlantic - West Virginia, Inc. (the Company) is a wholly owned subsidiary of Bell Atlantic Corporation (Bell Atlantic). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments which are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, refer to the financial statements included in the Company's 1997 Form 10-K.

     The Company has reclassified certain amounts from prior year's data to conform with the 1998 presentation.

2.   Dividend
--------------------------------------------------------------------------------

On May 1, 1998, the Company declared and paid a dividend in the amount of $23,000,000 to Bell Atlantic.

3.   Litigation and Other Contingencies
--------------------------------------------------------------------------------

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

4.   Recent Accounting Pronouncement
--------------------------------------------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). The Company is required to adopt SOP 98-1 effective January 1, 1999, although earlier adoption is permitted. SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. The Company is currently evaluating the provisions of SOP 98-1 and has not yet determined what the impact of adopting this statement will be on its future results of operations or financial position.

                      BELL ATLANTIC - WEST VIRGINIA, INC.

Item 2.  Management's Discussion and Analysis of Results of Operations
--------------------------------------------------------------------------------
     (Abbreviated pursuant to General Instruction H(2).)

     This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


-----------------------------
RESULTS OF OPERATIONS
-----------------------------

     The Company reported net income of $21,160,000 for the three month period ended March 31, 1998, compared to net income of $19,744,000 for the same period in 1997.

     Items affecting the comparison of the Company's results of operations for the three month periods ended March 31, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


-----------------------------------
Operating Revenue Statstics
-----------------------------------

                                               1998      1997    % Change
--------------------------------------------------------------------------------

At March 31
-----------
  Access Lines in Service (in thousands)*
   Residence.............................       595      580       2.6%
   Business..............................       217      200       8.5
   Public................................        10       10       ---
                                               ----     ----
                                                822      790       4.1
                                               ====     ====

Three Month Period Ended March 31
---------------------------------
  Access Minutes of Use (in millions)...        787      739       6.5
                                               ====     ====

* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31            1998       1997
--------------------------------------------------------------------------------
Local services......................       $ 80,616   $ 77,285
Network access services.............         44,613     43,445
Long distance services..............         10,894     13,457
Ancillary services..................          8,743      7,813
Directory and information services..          1,121        976
                                           --------   --------
Total...............................       $145,987   $142,976
                                           ========   ========

                      Bell Atlantic - West Virginia, Inc.

LOCAL SERVICES REVENUES

     1998-1997                                     Increase
--------------------------------------------------------------------------------
     First Quarter                          $3,331           4.3%
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

     Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first quarter of 1998. This growth was generated by an increase in access lines in service of 4.1% from March 31, 1997. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in the first quarter of 1998.

     The Company also recognized higher revenues from public telephone services principally as a result of price increases for usage of the Company's pay phones. Growth in revenues from value-added services resulting from higher customer demand and usage was more than offset by the elimination of Touch-Tone service charges, effective December 31, 1997. The elimination of these Touch-Tone service charges is expected to reduce annual revenues by approximately $4,000,000.


NETWORK ACCESS SERVICES REVENUES

     1998-1997                                     Increase
--------------------------------------------------------------------------------
     First Quarter                          $1,168           2.7%
--------------------------------------------------------------------------------

     Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

     Network access services revenues grew in the first quarter of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 6.5% from March 31, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network. Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in the first quarter of 1998.

     Volume-related growth was partially offset by net price reductions mandated by a federal price cap plan. Price decreases of approximately $9,000,000 annually were implemented under the Federal Communications Commission's (FCC) Interim Price Cap Plan, effective July 1, 1997. An additional price reduction of $700,000 was implemented in December 1997, following the resolution of certain issues previously under review by the FCC. The rates included in the 1997 filings will be in effect through June 1998. In addition, effective January 1, 1998, the Company increased its annual rates to recover contributions that it owes to the new universal service fund. These revenues are being entirely offset by the universal service fund contribution amount, which is included in Other Operating Expenses. Under an FCC order, all providers of telecommunications services must contribute to a universal service fund. The new rules create a multi-billion dollar interstate fund for linking schools and libraries to the Internet and subsidizing low-income consumers and rural health care providers. Finally, the Company increased certain end-user subscriber line rates, effective January 1, 1998, as ordered by the FCC.

                      Bell Atlantic - West Virginia, Inc.

LONG DISTANCE SERVICES REVENUES

     1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
     First Quarter                          $(2,563)         (19.0)%
--------------------------------------------------------------------------------

     Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

     Long distance services revenues declined in the first quarter of 1998 due to increased competition for intraLATA toll services as a result of the introduction of presubscription in August 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. Toll message volumes declined by 10.8% from March 31, 1997, principally as a result of presubscription. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network from these alternative providers. Long distance services revenues were also negatively affected by customers switching to discount calling plans.


ANCILLARY SERVICES REVENUES

     1998-1997                                     Increase
--------------------------------------------------------------------------------
     First Quarter                          $930               11.9%
--------------------------------------------------------------------------------

     The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customers premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, sales of materials and supplies to affiliates and voice messaging services.

     Ancillary services revenues grew in the first quarter of 1998 primarily as a result of increased demand by long distance carriers and affiliates for billing and collection services.


DIRECTORY AND INFORMATION SERVICES REVENUES

     1998-1997                                     Increase
--------------------------------------------------------------------------------
     First Quarter                          $145               14.9%
--------------------------------------------------------------------------------

     Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers, multiple white page listings and usage of directory listings.

     The increase in directory and information services revenues was principally due to higher revenues earned from an affiliate for the usage of the Company's directory listings.

                     Bell Atlantic - West Virginia, Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

Three Month Period Ended March 31                 1998       1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..  $ 26,533  $ 24,933
Depreciation and amortization.................    30,672    31,188
Taxes other than income.......................     7,604     7,625
Other operating expenses......................    42,199    42,693
                                                --------  --------
Total.........................................  $107,008  $106,439
                                                ========  ========

EMPLOYEE COSTS

     1998-1997                                     Increase
--------------------------------------------------------------------------------
     First Quarter                        $1,600             6.4%
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

     The increase in employee costs was attributable to higher overtime pay resulting from the winter storms experienced in the first quarter of 1998, annual salary and wage increases for management and associate employees and the effect of higher work force levels. Employee costs were also higher as a result of additional costs billed by an affiliate for a centralized repair and maintenance center. These increases were partially offset by lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan asset returns and lower than expected medical claims.

     Associate employee wages and pension and other employee benefits are determined under a contract ratified by the Communications Workers of America
(CWA), the union representing associate employees of the Company. The contract with the CWA will expire in August 1998.


DEPRECIATION AND AMORTIZATION

     1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(516)           (1.7)%
--------------------------------------------------------------------------------

     Depreciation and amortization expense decreased in the first quarter of 1998 over the same period in 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was substantially offset by additional expense resulting from growth in depreciable telephone plant.


TAXES OTHER THAN INCOME

     1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
     First Quarter                        $(21)             (.3)%
--------------------------------------------------------------------------------

     Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

     The decrease in taxes other than income was largely attributable to a reduction in property taxes primarily resulting from lower estimated property assessments. This reduction was substantially offset by higher gross receipts taxes resulting from an increase in the revenue tax base.

                     Bell Atlantic - West Virginia, Inc.


OTHER OPERATING EXPENSES

     1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
     First Quarter                          $(494)         (1.2)%
--------------------------------------------------------------------------------

     Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

     The decrease in other operating expenses was largely attributable to lower costs for rent and contract services. The reduction in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent. The Company also recognized lower centralized services expenses allocated from NSI primarily as a result of lower pension and benefit costs incurred by NSI. The reduction in centralized services expenses was partially offset by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation. In addition, lower costs for uncollectible accounts receivable associated with the Company's billing and collection services contributed to the decrease in other operating expenses.

     These decreases were partially offset by higher network software purchases and by the Company's contribution to the federal universal service fund, as described earlier.


OTHER INCOME, NET

     1998-1997                                     Increase
--------------------------------------------------------------------------------
     First Quarter                          $183            32.1%
--------------------------------------------------------------------------------

     The change in other income, net, was attributable to higher interest income associated with a note receivable from an affiliate and additional interest income resulting from the purchase of short-term investments to pre-fund a trust for the payment of certain employee benefits.

INTEREST EXPENSE

     1998-1997                                    (Decrease)
--------------------------------------------------------------------------------
     First Quarter                          $(206)         (4.5)%
--------------------------------------------------------------------------------

     Interest expense decreased in the first quarter of 1998 principally due to higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

     Three Months Ended March 31
--------------------------------------------------------------------------------
     1998                                           40.2%
--------------------------------------------------------------------------------
     1997                                           39.4%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. The Company's effective income tax rate was higher in the first quarter of 1998 principally as a result of prior year adjustments.

                     Bell Atlantic - West Virginia, Inc.


FINANCIAL CONDITION
-------------------

     The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and pay dividends. While current liabilities exceeded current assets at March 31, 1998, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds.

     As of March 31, 1998, the Company had $69,600,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

     The Company's debt ratio was 48.5% as of March 31, 1998, compared to 48.6% as of March 31, 1997 and 48.1% as of December 31, 1997.

     On May 1, 1998, the Company declared and paid a dividend in the amount of $23,000,000 to Bell Atlantic.

                      Bell Atlantic - West Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)   Exhibits:

                 Exhibit Number

                 27 Financial Data Schedule.


           (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

                      Bell Atlantic - West Virginia, Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  May 11, 1998                 By  /s/ Edwin F. Hall
                                       ---------------------------------------
                                            Edwin F. Hall
                                            Principal Financial Officer
                                            and Controller



       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 5, 1998.