Form 10-Q
period 1998-06-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 1998-08-13
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-Q

                             --------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1998

                                      OR

   [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


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

                             --------------------



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
                             (Dollars in Thousands)


                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                  ---------------------  -----------------------
                                   1998         1997        1998         1997
                                  --------     --------    --------     --------
OPERATING REVENUES (including
  $8,968, $9,457, $17,869 and
  $18,379 from affiliates)....    $149,058     $144,751    $295,045     $287,727
                                  --------     --------    --------     --------

OPERATING EXPENSES
  Employee costs,
   including benefits and
   taxes......................      25,561       25,855      52,094       50,788
  Depreciation and
   amortization...............      31,647       31,564      62,319       62,752
  Taxes other than income.....       7,654        7,686      15,258       15,311
  Other (including
   $31,160, $30,436, $59,516
   and $60,153 to affiliates).      46,914       41,607      89,113       84,300
                                  --------     --------    --------     --------
                                   111,776      106,712     218,784      213,151
                                  --------     --------    --------     --------

OPERATING INCOME..............      37,282       38,039      76,261       74,576

OTHER INCOME, NET (including
 $347, $749, $1,014 and $1,319
 from affiliate)..............       1,036        1,029       1,789        1,599

INTEREST EXPENSE..............       4,240        4,593       8,570        9,129
                                  --------     --------    --------     --------

Income Before Provision for
  Income Taxes and
  Extraordinary Item..........      34,078       34,475      69,480       67,046

PROVISION FOR INCOME TAXES....      13,797       13,396      28,039       26,223
                                  --------     --------    --------     --------

Income Before Extraordinary
 Item.........................      20,281       21,079      41,441       40,823

Extraordinary Item
  Early extinguishment of
  debt, net of tax............        (263)         ---        (263)         ---
                                  --------     --------    --------     --------

NET INCOME....................    $ 20,018     $ 21,079    $ 41,178     $ 40,823
                                  ========     ========    ========     ========



REINVESTED EARNINGS
  At beginning of period......    $  9,059     $  7,306    $ 13,299     $  4,641
  Add:  net income............      20,018       21,079      41,178       40,823
                                  --------     --------    --------     --------
                                    29,077       28,385      54,477       45,464
  Deduct:  dividends..........      23,000       14,700      48,400       29,700
           other changes......          (3)         346          (3)       2,425
                                  --------     --------    --------     --------
  At end of period............    $  6,080     $ 13,339    $  6,080     $ 13,339
                                  ========     ========    ========     ========


                  See Notes to Condensed Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                  June 30,   December 31,
                                                    1998         1997
                                                 ----------  ------------
CURRENT ASSETS
Short-term investments.........................  $    5,884    $    8,378
Note receivable from affiliate.................         ---        59,646
Accounts receivable:
  Trade and other, net of allowances for
       uncollectibles of $7,259 and $5,177.....      92,930        94,460
  Affiliates...................................       5,681         6,019
Material and supplies..........................       8,650         7,262
Prepaid expenses...............................       3,202         3,697
Other..........................................          18           320
                                                 ----------    ----------
                                                    116,365       179,782
                                                 ----------    ----------

PLANT, PROPERTY AND EQUIPMENT..................   1,814,100     1,742,837
Less accumulated depreciation..................   1,085,778     1,032,176
                                                 ----------    ----------
                                                    728,322       710,661
                                                 ----------    ----------

OTHER ASSETS...................................      10,239        18,055
                                                 ----------    ----------

TOTAL ASSETS...................................  $  854,926    $  908,498
                                                 ==========    ==========


                  See Notes to Condensed Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                    June 30,     December 31,
                                                      1998           1997
                                                    --------     ------------

CURRENT LIABILITIES
Debt maturing within one year:
     Notes payable to affiliate.................    $  9,344         $    ---
     Other......................................         160               48
Accounts payable and accrued liabilities:
     Affiliates.................................      52,193           56,572
     Other......................................      91,984           96,336
Other liabilities...............................      18,398           18,675
                                                    --------         --------
                                                     172,079          171,631
                                                    --------         --------

LONG-TERM DEBT..................................     224,503          264,126
                                                    --------         --------

EMPLOYEE BENEFIT OBLIGATIONS....................     129,727          135,991
                                                    --------         --------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes...........................      18,914           17,933
Unamortized investment tax credits..............       6,136            6,733
Other...........................................      26,003           27,301
                                                    --------         --------
                                                      51,053           51,967
                                                    --------         --------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at
 stated value...................................     264,065          264,065
Capital surplus.................................       7,419            7,419
Reinvested earnings.............................       6,080           13,299
                                                    --------         --------
                                                     277,564          284,783
                                                    --------         --------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT...    $854,926         $908,498
                                                    ========         ========


                  See Notes to Condensed Financial Statements.

                      Bell Atlantic - West Virginia, Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                             (Dollars in Thousands)



                                                          Six months ended
                                                               June 30,
                                                       -----------------------
                                                           1998         1997
                                                       ----------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES..........    $   97,618    $ 101,197
                                                       ----------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments...............         2,494        3,168
Additions to plant, property and equipment.........       (80,005)     (46,278)
Net change in note receivable from affiliate.......        59,646      (20,839)
Other, net.........................................           515          (87)
                                                       ----------    ---------
Net cash used in investing activities..............       (17,350)     (64,036)
                                                       ----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of capital lease obligations..           (78)         (21)
Early extinguishment of debt.......................       (40,000)         ---
Net change in note payable to affiliate............         9,344          ---
Dividends paid.....................................       (48,400)     (29,700)
Net change in outstanding checks drawn
     on controlled disbursement accounts...........        (1,134)      (7,440)
                                                       ----------    ---------
Net cash used in financing activities..............       (80,268)     (37,161)
                                                       ----------    ---------

NET CHANGE IN CASH.................................           ---          ---


CASH, BEGINNING OF PERIOD..........................           ---          ---
                                                       ----------    ---------


CASH, END OF PERIOD................................    $      ---    $     ---
                                                       ==========    =========


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

2. Dividend

   On August 3, 1998, the Company declared and paid a dividend in the amount of $16,000,000 to Bell Atlantic.

3. Debt

   In the first half of 1998, the Company recorded an extraordinary charge associated with the early extinguishment of $40,000,000 of 7.25% debentures due in 2009. This charge reduced net income by $263,000 (net of an income tax benefit of $182,000).

4. Litigation and Other Contingencies

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

5. Recent Accounting Pronouncement

Costs of Computer Software

   In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," (SOP 98-1). SOP 98-1 provides, among other things, guidance for determining whether computer software is for internal use and when the cost related to such software should be expensed as incurred or capitalized and amortized. SOP 98-1 is required to be adopted no later than January 1, 1999.

   The Company currently capitalizes initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For noncentral office equipment, only the initial operating system software is capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, are expensed as incurred. The Company is currently evaluating the provisions of SOP 98-1 and has not yet quantified the effect at this time. The adoption of SOP 98-1 is expected to result in an increase in earnings in the year of adoption due to the prospective capitalization of costs which were previously expensed.

                      Bell Atlantic - West Virginia, Inc.

6. Proposed Bell Atlantic - GTE Merger

   Bell Atlantic and GTE Corporation (GTE) have announced a proposed merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE shareholders will receive 1.22 shares of Bell Atlantic common stock for each share of GTE common stock that they own. Bell Atlantic shareholders will continue to own their existing shares after the merger.

   It is expected that the merger will qualify as a "pooling of interests," which means for accounting and financial reporting purposes the companies will be treated as if they had always been combined. The completion of the merger is subject to a number of conditions, including certain regulatory approvals, receipt of opinions that the merger will be tax free, and the approval of the shareholders of both Bell Atlantic and GTE. The companies expect to close the merger in the second half of 1999.

                      Bell Atlantic - West Virginia, Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

   This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

   The Company reported net income of $41,178,000 for the six month period ended June 30, 1998, compared to net income of $40,823,000 for the same period in 1997.

   In the first six months of 1998, the Company recorded an extraordinary charge associated with the early extinguishment of long-term debt. This charge reduced net income by $263,000 (net of an income tax benefit of $182,000) (see Note 3 to the condensed financial statements).

   Other items affecting the comparison of the Company's results of operations for the six month periods ended June 30, 1998 and 1997 are discussed in the following sections. This Management's Discussion and Analysis should also be read in conjunction with the Company's 1997 Annual Report on Form 10-K.


OPERATING REVENUE STATISTICS
----------------------------

                                                 1998       1997     % Change
--------------------------------------------------------------------------------
At June 30
----------
  Access Lines in Service (in thousands)*
     Residence.............................       596        581       2.6%
     Business..............................       220        204       7.8
     Public................................        10         10       ---
                                                -----      -----
                                                  826        795       3.9
                                                =====      =====

Six Month Period Ended June 30
------------------------------
  Access Minutes of Use (in millions)......     1,604      1,492       7.5
                                                =====      =====


* 1997 reflects a restatement of access lines in service to include Primary Rate ISDN (Integrated Services Digital Network) channels to conform with the 1998 presentation.


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                   1998       1997
--------------------------------------------------------------------------------
Local services.............................  $165,594   $156,821
Network access services....................    90,257     86,392
Long distance services.....................    20,328     26,564
Ancillary services.........................    16,987     16,115
Directory and information services.........     1,879      1,835
                                             --------   --------
Total......................................  $295,045   $287,727
                                             ========   ========

                      Bell Atlantic - West Virginia, Inc.

LOCAL SERVICES REVENUES

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Six Months                        $8,773           5.6%
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

   Higher usage of the Company's network facilities was the primary reason for the increase in local services revenues in the first half of 1998. This growth was generated by an increase in access lines in service of 3.9% from June 30, 1997 and higher business message volumes. Access line growth reflects primarily higher demand for Centrex services and an increase in additional residential lines. Higher revenues from private line and switched data services also contributed to the revenue growth in 1998.

   The Company also recognized higher revenues from public telephone and value-added services. Value-added services revenues grew principally as a result of higher customer demand and usage, while price increases for usage of the Company's pay phones and the implementation of new charges to carriers resulting from pay phone deregulation in April 1997 were the principal reasons for the improvement in public telephone services revenues. Revenue growth was partially offset by the elimination of Touch-Tone service charges, effective December 31, 1997. The elimination of these Touch-Tone service charges is expected to reduce annual revenues by approximately $4,000,000.


NETWORK ACCESS SERVICES REVENUES

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Six Months                        $3,865           4.5%
--------------------------------------------------------------------------------

   Network access services revenues are earned from carriers for their use of the Company's local exchange facilities in providing usage services to their customers. In addition, end-user subscribers pay flat rate access fees to connect to the Company's network.

   Network access services revenues grew in the first six months of 1998 primarily as a result of higher customer demand as reflected by growth in access minutes of use of 7.5% from June 30, 1997. Volume growth was boosted by the expansion of the business market, particularly for high-capacity services. Demand for special access services grew as Internet service providers and other high-capacity users increased their utilization of the Company's network.
Growth in access revenues also reflects higher network usage by alternative providers of intraLATA toll services. In addition, higher end-user revenues attributable to an increase in access lines in service contributed to revenue growth in 1998. This volume-related growth was partially offset by net price reductions mandated by a federal price cap plan.

   Effective July 1, 1998, the Company implemented price decreases of approximately $2,400,000 on an annual basis for interstate services, in connection with the Federal Communications Commission's (FCC) Price Cap Plan. The rates included in this 1998 filing will be in effect through June 1999. The July 1, 1998 rates include amounts necessary to recover the Company's contribution to the FCC's new universal service fund. The FCC has created a multi-billion dollar interstate fund to link schools and libraries to the Internet and to subsidize low-income consumers and rural health care providers. Under the FCC's rules, all providers of interstate telecommunications services must contribute to the fund. The Company's contributions to the universal service fund are included in Other Operating Expenses.

                      Bell Atlantic - West Virginia, Inc.

LONG DISTANCE SERVICES REVENUES

   1998 - 1997                             (Decrease)
--------------------------------------------------------------------------------
   Six Months                      $(6,236)          (23.5)%
--------------------------------------------------------------------------------

   Long distance services revenues are earned primarily from calls made outside a customer's local calling area, but within the same service area of the Company (intraLATA toll). Other long distance services that the Company provides include 800 services and Wide Area Telephone Service (WATS).

   Long distance services revenues declined in the first half of 1998 principally due to increased competition for intraLATA toll services as a result of the introduction of presubscription in August 1997. Presubscription permits customers to use an alternative provider of their choice for intraLATA toll calls without dialing a special access code when placing a call. The adverse impact on revenues as a result of presubscription was partially mitigated by increased network access services revenues for usage of the Company's network by these alternative providers.

   Price reductions on certain toll services as part of the Company's response to competition also contributed to the decline in long distance services revenues in 1998. These revenue reductions were partially offset by higher calling volumes generated by an increase in access lines in service.


ANCILLARY SERVICES REVENUES

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Six Months                         $872             5.4%
--------------------------------------------------------------------------------

   The Company provides ancillary services which include billing and collection services provided to long distance carriers and affiliates, customers premises equipment (CPE) services, facilities rental services for affiliates and nonaffiliates, usage of separately priced (unbundled) components of its network, sales of materials and supplies to affiliates and voice messaging services.

   Ancillary services revenues grew in the first six months of 1998 due to a combination of increased demand by long distance carriers and affiliates for billing and collection services, increased market penetration for voice messaging services, principally Home Voice Mail, and an increase in customer late payment charges. This growth was partially offset by lower facilities rental revenues from affiliates.


DIRECTORY AND INFORMATION SERVICES REVENUES

   1998 - 1997                              Increase
--------------------------------------------------------------------------------
   Six Months                          $44             2.4%
--------------------------------------------------------------------------------

   Directory and information services revenues are earned primarily from fees for nonpublication of telephone numbers and multiple white page listings, and from a contract with an affiliate for usage of the Company's directory listings.

   Higher fees received from an affiliate for use of the Company's directory listings was the principal reason for the increase in directory and information services revenues in 1998.

                      Bell Atlantic - West Virginia, Inc.


OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Month Period Ended June 30                          1998          1997
--------------------------------------------------------------------------------

Employee costs, including benefits and taxes..      $ 52,094      $ 50,788
Depreciation and amortization.................        62,319        62,752
Taxes other than income.......................        15,258        15,311
Other operating expenses......................        89,113        84,300
                                                    --------      --------
Total.........................................      $218,784      $213,151
                                                    ========      ========

EMPLOYEE COSTS

   1998 - 1997                             Increase
--------------------------------------------------------------------------------
   Six Months                       $1,306          2.6%
--------------------------------------------------------------------------------

   Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by the Company. Similar costs incurred by employees of Bell Atlantic Network Services, Inc. (NSI), who provide centralized services on a contractual basis, are allocated to the Company and are included in Other Operating Expenses.

   The increase in employee costs was attributable to higher overtime pay resulting from the winter storms experienced in the first quarter of 1998, annual salary and wage increases for management and associate employees and the effect of higher work force levels. Employee costs were also higher as a result of additional costs billed by an affiliate for a centralized repair and maintenance center. These increases were partially offset by lower pension and benefit costs. The reduction in pension and benefit costs was caused by a number of factors, including changes in actuarial assumptions, favorable pension plan investment returns and lower than expected medical claims.

   Associate employee wages and pension and other benefits are determined under a contract with the union representing associate employees of the Company. On August 11, 1998, the Company and the Communications Workers of America (CWA) reached a tentative agreement on a new 2-year contract. The contract provides for wage increases of up to 3.8 percent effective August 9, 1998, and up to 4 percent effective August 8, 1999. Pensions will increase by 11 percent. Union-represented employees are eligible for standard cash awards of $400 for 1998 and $500 for 1999, which can be increased or decreased based on financial and customer care performance results. The new contract also includes other benefit improvements and certain employment security provisions.

   The labor agreement with the CWA is subject to ratification by the union membership, which is expected within the next 30 days.


DEPRECIATION AND AMORTIZATION

   1998 - 1997                            (Decrease)
--------------------------------------------------------------------------------
   Six Months                        $(433)         (.7)%
--------------------------------------------------------------------------------

   Depreciation and amortization expense decreased in the first six months of 1998 over the same period in 1997 principally due to the effect of lower rates of depreciation and amortization. This decrease was substantially offset by additional expense resulting from growth in depreciable telephone plant.

                      Bell Atlantic - West Virginia, Inc.



TAXES OTHER THAN INCOME

   1998 - 1997                            (Decrease)
--------------------------------------------------------------------------------
   Six Months                         $(53)         (.3)%
--------------------------------------------------------------------------------

   Taxes other than income consist principally of taxes for gross receipts, property, capital stock and business licenses.

   The decrease in taxes other than income was largely attributable to a reduction in property taxes primarily resulting from lower property assessments. This reduction was substantially offset by higher gross receipts taxes resulting from an increase in the revenue tax base.


OTHER OPERATING EXPENSES

   1998 - 1997                         Increase
--------------------------------------------------------------------------------
   Six Months                  $4,813            5.7%
--------------------------------------------------------------------------------

   Other operating expenses consist of contract services including centralized services expenses allocated from NSI, rent, network software costs, the provision for uncollectible accounts receivable, and other costs.

   The increase in other operating expenses was largely attributable to higher network software purchases, an increase in the provision for uncollectible accounts receivable and the Company's contribution to the federal universal service fund, as described earlier. Higher interconnection charges for terminating calls on the networks of competitive local exchange and other carriers and higher centralized services expenses allocated from NSI also contributed to the increase in other operating expenses, but to a lesser degree. The rise in centralized services expenses was primarily caused by transition and integration costs allocated to the Company in connection with the merger of Bell Atlantic and NYNEX Corporation, partially offset by lower pension and benefit costs incurred by NSI.

   These increases were partially offset by lower costs for materials, rent and contract services. The reduction in contract services was due, in part, to the disposition of Bell Atlantic's ownership interest in Bell Communications Research Inc. (Bellcore) in November 1997. The Company continues to contract with Bellcore for technical and support services, but to a lesser extent.


OTHER INCOME, NET

   1998 - 1997                         Increase
--------------------------------------------------------------------------------
   Six Months                    $190           11.9%
--------------------------------------------------------------------------------

   The change in other income, net, was primarily due to the recognition of interest income in connection with the settlement of tax-related matters. This change was partially offset by lower interest income associated with a note receivable from an affiliate.


INTEREST EXPENSE

   1998 - 1997                       (Decrease)
--------------------------------------------------------------------------------
   Six Months                   $(559)          (6.1)%
--------------------------------------------------------------------------------

   Interest expense decreased in the first six months of 1998 principally due to higher capitalized interest costs resulting from higher levels of average telephone plant under construction.

                      Bell Atlantic - West Virginia, Inc.

EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30
--------------------------------------------------------------------------------
   1998                                 40.4%
--------------------------------------------------------------------------------
   1997                                 39.1%
--------------------------------------------------------------------------------

   The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. The Company's effective income tax rate was higher in the first six months of 1998 principally as a result of prior year adjustments and higher tax credits recorded in 1997.


FINANCIAL CONDITION
-------------------

   The Company uses the net cash generated from operations and from external financing to fund capital expenditures for network expansion and modernization, and to pay dividends. While current liabilities exceeded current assets at June 30, 1998, the Company's sources of funds, primarily from operations and, to the extent necessary, from readily available financing arrangements with an affiliate, are sufficient to meet ongoing operating requirements. Management expects that presently foreseeable capital requirements will continue to be financed primarily through internally generated funds. Additional long-term debt may be needed to fund development activities or to maintain the Company's capital structure to ensure financial flexibility.

   As of June 30, 1998, the Company had $60,300,000 of an unused line of credit with an affiliate, Bell Atlantic Network Funding Corporation. In addition, the Company had $50,000,000 remaining under a shelf registration statement filed with the Securities and Exchange Commission for the issuance of unsecured debt securities.

   The Company's debt ratio was 45.7% as of June 30, 1998, compared to 48.1% as of June 30, 1997 and 48.1% as of December 31, 1997.

   On August 3, 1998, the Company declared and paid a dividend in the amount of $16,000,000 to Bell Atlantic.

                      Bell Atlantic - West Virginia, Inc.

                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.


Item 6.    Exhibits and Reports on Form 8-K


           (a)  Exhibits:

                Exhibit Number

                27 Financial Data Schedule.


          (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.

                      Bell Atlantic - West Virginia, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BELL ATLANTIC - WEST VIRGINIA, INC.



Date:  August 13, 1998              By  /s/ Edwin F. Hall
                                      ----------------------------------
                                            Edwin F. Hall
                                            Principal Financial Officer
                                            and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 12, 1998.