Form 10-Q
period 2000-06-30
BELL ATLANTIC WEST VIRGINIA INC /
filed 2000-08-14
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             _____________________

                                   FORM 10-Q
                             _____________________

(Mark one)
    [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2000

                                      OR

    [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from      to


                         Commission File Number 1-7150


                          VERIZON WEST VIRGINIA INC.
               (Former Name: Bell Atlantic - West Virginia, Inc.)


A West Virginia Corporation     I.R.S. Employer Identification No. 55-0142020


         1500 MacCorkle Avenue, S.E., Charleston, West Virginia 25314


                        Telephone Number (304) 343-9911

                           _________________________


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF BELL ATLANTIC CORPORATION (D/B/A VERIZON COMMUNICATIONS), MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


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

                          Verizon West Virginia Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME


                                                                Three Months Ended June 30,  Six Months Ended June 30,
                                                               --------------------------------------------------------
(Dollars in Thousands) (Unaudited)                                  2000          1999          2000         1999
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $11,373, $12,765, $23,724, and
     $24,893 from affiliates)                                     $161,644      $156,886      $324,110     $311,176
                                                                 ------------------------------------------------------

OPERATING EXPENSES
Operations and support (including $35,137,
 $29,076, $60,116 and $56,173 to affiliates)                        83,869        74,557       155,284      148,958
Depreciation and amortization                                       32,846        31,858        64,612       63,155
                                                                 ------------------------------------------------------
                                                                   116,715       106,415       219,896      212,113
                                                                 ------------------------------------------------------
OPERATING INCOME                                                    44,929        50,471       104,214       99,063

OTHER INCOME, NET
 (including $198, $15, $214 and $43 from
    affiliate)                                                       1,774            79         2,444          242

INTEREST EXPENSE
 (including $1,260, $340, $2,268 and $637
    to affiliate)                                                    4,381         4,143         8,642        8,264
                                                                 ------------------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                            42,322        46,407        98,016       91,041

PROVISION FOR INCOME TAXES                                          16,680        18,805        39,349       32,846
                                                                 ------------------------------------------------------
NET INCOME                                                        $ 25,642      $ 27,602      $ 58,667     $ 58,195
                                                                 ======================================================



                 See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                           CONDENSED BALANCE SHEETS


                                    ASSETS
                                    ------


(Dollars in Thousands) (Unaudited)                                                        June 30, 2000  December 31, 1999
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                                       $    3,133         $    9,400
Accounts receivable:
   Trade and other, net of allowances for
        uncollectibles of $11,706 and $7,546                                                    106,156            107,183
   Affiliates                                                                                     7,330             12,237
Material and supplies                                                                             2,462              1,876
Prepaid expenses                                                                                  4,610              7,971
Deferred income taxes                                                                             3,236                992
Other                                                                                             1,682                ---
                                                                                           ---------------------------------
                                                                                                128,609            139,659
                                                                                           ---------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                 2,025,709          1,967,101
Less accumulated depreciation                                                                 1,270,446          1,220,294
                                                                                           ---------------------------------
                                                                                                755,263            746,807
                                                                                           ---------------------------------

OTHER ASSETS                                                                                     36,376             12,464
                                                                                           ---------------------------------

TOTAL ASSETS                                                                                 $  920,248         $  898,930
                                                                                           =================================



                 See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                           CONDENSED BALANCE SHEETS


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------


(Dollars in Thousands) (Unaudited)                                                     June 30, 2000   December 31, 1999
--------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                $ 86,119            $ 61,798
   Other                                                                                         183              25,177
Accounts payable and accrued liabilities:
   Affiliates                                                                                 40,552              44,108
   Other                                                                                      88,925              77,069
Other liabilities                                                                             17,639              16,170
                                                                                       -----------------------------------
                                                                                             233,418             224,322
                                                                                       -----------------------------------
LONG-TERM DEBT                                                                               199,390             199,418
                                                                                       -----------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                                  95,507              98,326
                                                                                       -----------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                         48,226              40,373
Unamortized investment tax credits                                                             4,154               4,552
Other                                                                                         25,237              23,590
                                                                                       -----------------------------------
                                                                                              77,617              68,515
                                                                                       -----------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                   264,065             264,065
Capital surplus                                                                                7,419               7,419
Reinvested earnings                                                                           42,885              36,918
Accumulated other comprehensive loss                                                             (53)                (53)
                                                                                       -----------------------------------
                                                                                             314,316             308,349
                                                                                       -----------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                               $920,248            $898,930
                                                                                       ===================================



                 See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS



                                                                                           Six Months Ended June 30,
                                                                                         -----------------------------
(Dollars in Thousands) (Unaudited)                                                                2000          1999
----------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     $132,081      $ 82,280
                                                                                         -----------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                             6,267         5,652
Capital expenditures                                                                           (72,419)      (72,649)
Other, net                                                                                     (10,422)         (179)
                                                                                         -----------------------------
Net cash used in investing activities                                                          (76,574)      (67,176)
                                                                                         -----------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                               (25,087)          (81)
Net change in note payable to affiliate                                                         24,321        29,217
Dividends paid                                                                                 (52,700)      (48,000)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                                         (2,041)        3,760
                                                                                         -----------------------------
Net cash used in financing activities                                                          (55,507)      (15,104)
                                                                                         -----------------------------

NET CHANGE IN CASH                                                                                 ---           ---

CASH, BEGINNING OF PERIOD                                                                          ---           ---
                                                                                         -----------------------------
CASH, END OF PERIOD                                                                       $        ---   $       ---
                                                                                         =============================



                 See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    Verizon West Virginia Inc., formerly Bell Atlantic - West Virginia, Inc., is a wholly owned subsidiary of Bell Atlantic Corporation (d/b/a Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements include certain reclassifications in presentation as a result of the merger of Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) (see Note
2). These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals and other items (see
Note 2). The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 1999 Annual Report on Form 10-K.

2.  Bell Atlantic - GTE Merger

    On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

    Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $7,049,000, consisting of $3,371,000 for direct incremental costs, $3,275,000 for employee severance costs and $403,000 for transition costs. These costs include approximately $6,066,000 representing our allocated share of merger-related costs from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

    Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Accrued postemployment benefit liabilities for those employees are included in our balance sheet as a component of Employee Benefit Obligations. Transition costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

3.  DIVIDEND

    On August 1, 2000, we declared and paid a dividend in the amount of $26,000,000 to Verizon Communications.

4.  RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards - Derivatives and Hedging Activities

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

                          Verizon West Virginia Inc.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amends SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

    We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

    Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

5.  SHAREOWNER'S INVESTMENT

                                                Common   Capital  Reinvested    Accumulated Other
(Dollars in Thousands)                           Stock   Surplus    Earnings   Comprehensive Loss
--------------------------------------------------------------------------------------------------
Balance at December 31, 1999                   $264,065   $7,419    $ 36,918                 $(53)
Net income                                                            58,667
Dividends paid to parent                                             (52,700)
                                             -----------------------------------------------------
Balance at June 30, 2000                       $264,065   $7,419    $ 42,885                 $(53)
                                             =====================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2000 and 1999.

6.  COMMITMENTS AND CONTINGENCIES

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

    Federal and state regulatory conditions to the merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods. Over the remainder of 2000, based on preliminary estimates, the cost of satisfying these commitments is likely to impact the net income of Verizon Communications on a consolidated basis by approximately $275 to $325 million. The estimated impact on each operating telephone subsidiary is still being assessed.

                          Verizon West Virginia Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
             (Abbreviated pursuant to General Instruction H(2).)

    This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

    We reported net income of $58,667,000 for the six month period ended June 30, 2000, compared to net income of $58,195,000 for the same period in 1999.

    Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services).

    The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                        (Dollars in Thousands)
Six Months Ended June 30,                                                                 2000          1999
---------------------------------------------------------------------------------------------------------------
Operating Revenues
 Regulatory contingency                                                                $    12          $ ---
                                                                                    ---------------------------

Operations and Support Expense
 Bell Atlantic-GTE merger direct incremental costs                                         183            ---
 Bell Atlantic-GTE merger severance costs                                                  800            ---
 Allocated Bell Atlantic-GTE merger direct incremental, severance
  and transition costs                                                                   6,066            ---
 Bell Atlantic-NYNEX merger transition costs                                               ---              6
 Allocated Bell Atlantic-NYNEX merger transition costs                                     ---            731
 Other charges and special items                                                         4,992            ---
                                                                                    ---------------------------
                                                                                        12,041            737
                                                                                    ---------------------------
Interest Expense
 Regulatory contingency                                                                      4            ---
                                                                                    ---------------------------
Total                                                                                  $12,057          $ 737
                                                                                    ===========================

   What follows is a further explanation of the nature of these special items.

Bell Atlantic - GTE Merger

    On June 30, 2000, Bell Atlantic and GTE completed a merger of equals under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger has been accounted for as a pooling of interests.

Merger-Related and Severance Costs

    Results of operations for June 30, 2000 included merger-related pre-tax costs totaling approximately $7,049,000, consisting of $3,371,000 for direct incremental costs, $3,275,000 for employee severance costs and $403,000 for transition costs. These costs include approximately $6,066,000 representing our allocated share of merger-related costs from Verizon Services, an affiliate that provides centralized services on a contract basis. Costs allocated from Verizon Services are included in Operations and Support - Other Operating Expenses.

    Direct incremental costs consist of our proportionate share of expenses associated with completing the merger transaction such as professional and regulatory fees, compensation arrangements and shareowner-related costs. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent our proportionate share of benefit costs for the separation of management employees who are entitled to benefits under preexisting Verizon Communications separation pay plans. The separations are expected to occur as a result of consolidations and process enhancements. Transition

                          Verizon West Virginia Inc.

costs consist of our proportionate share of costs associated with integrating the operations of Bell Atlantic and GTE. Transition costs are expensed as incurred.

Regulatory Contingency

    In the second quarter of 2000, we recognized a charge for a regulatory matter totaling $16,000. We recorded a reduction to operating revenue in the amount of $12,000 and a charge to interest expense of $4,000. This matter relates to a specific issue currently under investigation by federal regulatory commissions. We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest.

Other Charges and Special Items

    In the second quarter of 2000, we recorded other charges and special items totaling approximately $4,992,000 in connection with consolidating operations and combining organizations and for other nonrecurring items arising in the quarter. These charges included costs for the write-off of accounts receivable, legal contingencies and other miscellaneous items.


Bell Atlantic - NYNEX Merger

Merger-Related Costs

    In connection with the Bell Atlantic-NYNEX merger, which was completed in August 1997, we recorded pre-tax merger-related transition costs of $737,000 in the first six months of 1999.

    Transition costs consisted of our proportionate share of costs associated with integrating the operations of Bell Atlantic and NYNEX, such as systems modification costs and advertising and branding costs. Transition costs were expensed as incurred.

    These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2000 and 1999 are discussed in the following sections.


OPERATING REVENUE STATISTICS
----------------------------

                                                                        2000   1999  % Change
------------------------------------------------------------------------------------------------
At June 30,
Access Lines in Service (in thousands)*
 Residence                                                               625    611       2.3%
 Business                                                                265    245       8.2
 Public                                                                   10     10       ---
                                                                     --------------
                                                                         900    866       3.9
                                                                     ==============
Six Months Ended June 30,
Access Minutes of Use (in millions)                                    1,859  1,725       7.8
                                                                     ==============

* 1999 reflects restatement of access lines in service


OPERATING REVENUES
------------------
(Dollars in Thousands)

Six Months Ended June 30,                                                                        2000       1999
--------------------------------------------------------------------------------------------------------------------
Local services                                                                                  $187,250  $181,387
Network access services                                                                          103,741    95,840
Long distance services                                                                            14,627    15,841
Ancillary services                                                                                18,492    18,108
                                                                                             -----------------------
Total                                                                                           $324,110  $311,176
                                                                                             =======================

                          Verizon West Virginia Inc.

LOCAL SERVICES

   2000 - 1999                                                     Increase
--------------------------------------------------------------------------------
   Six Months                                                  $5,863     3.2%
--------------------------------------------------------------------------------


    Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also includes wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

    Local service revenues increased in the first six months of 2000 primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 3.9% from June 30, 1999. Local service revenue growth in the first six months of 2000 also reflects higher customer demand and usage of our data transport and digital services, as well as our value-added services. These increases in local services revenues were partially offset by a reduction in revenues from the resale of access lines and the provision of unbundled network elements to competitive local exchange carriers.


NETWORK ACCESS SERVICES

   2000 - 1999                                                     Increase
--------------------------------------------------------------------------------
   Six Months                                                  $7,901   8.2%
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

    Network access revenue growth in the first six months of 2000 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 7.8% from the same period in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high capacity data services. In the first six months of 2000, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intrLATA toll services further contributed to revenue growth this year.

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

    Revenue growth was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The FCC regulates the rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 1999, we implemented interstate price decreases of approximately $800,000 on an annual basis in connection with the FCC's Price Cap Plan. The rates included in our July 1999 filing were in effect through June 2000. Interstate price decreases were $2,300,000 on an annual basis for the period July 1998 through June 1999. The rates include amounts necessary to recover our contribution to the FCC's universal service fund which are subject to adjustment every quarter due to potential increases or decreases in our contribution to the fund. Our contributions to the universal service fund are included in Other Operating Expenses. As a result of a U.S. Court of Appeals decision last year, our contributions to the universal service fund were reduced by approximately $2,100,000 annually beginning November 1, 1999, and our interstate access rates were reduced accordingly because we will no longer have
to recover these contributions in our rates.   In addition, revenue was reduced
by a special charge for a contingency associated with a regulatory matter, as described in the Results of Operations section.

                          Verizon West Virginia Inc.

LONG DISTANCE SERVICES

   2000 - 1999                                                     (Decrease)
--------------------------------------------------------------------------------
   Six Months                                                 $(1,214)    (7.7)%
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

    The decline in long distance revenues in the first six months of 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. These revenue reductions were partially offset by additional revenue generated by higher calling volumes.


ANCILLARY SERVICES

   2000 -1999                                                      Increase
--------------------------------------------------------------------------------
   Six Months                                                   $384      2.1%
--------------------------------------------------------------------------------

    Our ancillary services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, collocation for competitive local exchange carriers, usage of separately priced (unbundled) components of our network by competitive local exchange carriers, public (coin) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Ancillary services revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

    Ancillary services revenues increased in the first six months of 2000 primarily due to higher demand for CPE services provided to government customers and higher facilities rental revenues received from affiliates. Revenue growth was also attributable to higher payments received from competitive local exchange carriers for interconnection of their networks with our network. These increases were substantially offset by lower revenues from our billing and collection services.

                          Verizon West Virginia Inc.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

Six Months Ended June 30,                                                                         2000      1999
--------------------------------------------------------------------------------------------------------------------
Operations and support:
    Employee costs, including benefits and taxes                                                $ 43,272  $ 47,284
    Other operating expenses                                                                     112,012   101,674
                                                                                              ----------------------
Total operations and support                                                                     155,284   148,958
                                                                                              ----------------------


Depreciation and amortization                                                                     64,612    63,155
                                                                                              ----------------------
Total                                                                                           $219,896  $212,113
                                                                                              ======================


EMPLOYEE COSTS

   2000 - 1999                                                     (Decrease)
--------------------------------------------------------------------------------
   Six Months                                                  $(4,012)   (8.5)%
--------------------------------------------------------------------------------

    Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes paid directly by us. Similar costs incurred by employees of Verizon Services, who provide centralized services on a contract basis, are allocated to us and are included in Other Operating Expenses.

    Employee costs decreased in the first six months of 2000 primarily as a result of lower pension and benefit costs and the effect of lower work force levels. The decline in pension and benefit costs was due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, including a previously reported amendment to our management cash balance plan and a special lump sum pension payment to management and associate retirees.

    These cost reductions were offset, in part, by merger-related costs recorded in the second quarter of 2000, higher overtime payments and annual salary and wage increases for management and associate employees. As described in the Results of Operations section, we recognized approximately $800,000 in benefit costs for the separation of employees who are entitled to benefits under pre-existing Verizon Communications separation pay plans. We also recorded approximately $183,000 for direct incremental merger-related costs associated with compensation arrangements. Merger-related costs associated with employees of Verizon Services were allocated to us and are included in other operation expenses

    Associate employees' wages, pension and other benefits are determined under a contract with the union representing our associate employees. On August 6, 2000, the collective bargaining agreement with the union representing our employees expired, and the union initiated a work stoppage. As of 8:00 a.m. on August 14, 2000, we continued to negotiate a new agreement with the union.

                          Verizon West Virginia Inc.

OTHER OPERATING EXPENSES

   2000 - 1999                                                     Increase
--------------------------------------------------------------------------------
   Six Months                                                   $10,338   10.2%
--------------------------------------------------------------------------------

    Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, and other costs.

    The increase in other operating expenses was largely attributable to the effect of merger-related costs and other special items recorded in the second quarter of 2000. These charges totaled $11,058,000 and were comprised of our allocated share of $2,475,000 for employee severance, $3,188,000 for direct incremental and $403,000 for transition merger-related costs incurred by Verizon Services, and $4,992,000 for other miscellaneous expense items. Other miscellaneous expense items included costs of $3,479,000 for the write-off of accounts receivable, $1,210,000 for legal contingencies and $303,000 for other items.


DEPRECIATION AND AMORTIZATION

   2000 - 1999                                                     Increase
--------------------------------------------------------------------------------
   Six Months                                                  $1,457     2.3%
--------------------------------------------------------------------------------


    Depreciation and amortization expense increased in the first six months of 2000 over the same period in 1999 principally as a result of growth in depreciable telephone plant and changes in the mix of plant assets. The growth in telephone plant was largely attributable to increased capital expenditures for software and hardware to support the expansion of our network. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

   2000 - 1999                                                     Increase
--------------------------------------------------------------------------------
   Six Months                                                  $2,202     --%
--------------------------------------------------------------------------------


    The change in other income, net, was primarily attributable to additional interest income associated with the settlement of tax-related matters in the first six months of 2000.


INTEREST EXPENSE

   2000 - 1999                                                     Increase
--------------------------------------------------------------------------------
   Six Months                                                  $378       4.6%
--------------------------------------------------------------------------------

    Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

    Interest expense increased in the first six months of 2000 over the same period in 1999 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. Interest expense was also impacted by additional interest costs of 4,000 associated with a regulatory contingency, as described in the Results of Operations section. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction and a reduction in expense resulting from lower levels of average long-term debt.

                          Verizon West Virginia Inc.

EFFECTIVE INCOME TAX RATES

   Six Months Ended June 30,
--------------------------------------------------------------------------------
   2000                                                                  40.1%
--------------------------------------------------------------------------------
   1999                                                                  36.1%
--------------------------------------------------------------------------------

    The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first six months of 2000 principally due to state income tax benefits recorded in the first six months of 1999.



OTHER MATTERS
-------------
FCC Regulation and Interstate Rates

    On May 31, 2000, the FCC approved the industry proposal to restructure access charges (known as the "CALLS plan"). Under the terms of the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access transport prices reach $0.0055 per-minute. In addition, in conjunction with provisions that will allow carriers to deaverage their subscriber line charges by geographic zones, the plan establishes a new $650 million universal service fund to support interstate access rates. Of that amount, Verizon Communications expects approximately $320 million to be used to support interstate access services in its service territory. The price restructuring portions of the plan are mandatory for all large local exchange carriers, including Verizon Communications' telephone operating companies, such as us. The price level portions of the plan are mandatory only in the initial year of the plan. Carriers have until September 14, 2000 to decide whether to participate in the remaining four years of the plan, or whether to submit cost studies as the basis of future price caps.

    Consistent with the new access plan, Verizon Communications filed tariff adjustments to take effect on July 1, 2000 (with modifications effective August 11, 2000). As a result of these tariff adjustments, former GTE carriers in ten states, and former Bell Atlantic carriers in seven states reached the $0.0055 benchmark and, should Verizon Communications opt into the full five year CALLS plan, they will not be subject to further annual interstate switched access price reductions for the remaining life of the plan.

Recent Accounting Pronouncements

FASB Accounting Standards - Derivatives and Hedging Activities

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

                          Verizon West Virginia Inc.

    In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No.
133. The amendments in SFAS No. 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign-currency-denominated assets and liabilities, and intercompany derivatives. SFAS No. 138 also amend SFAS No. 133 for decisions made by the FASB relating to the Derivatives Implementation Group process.

    We are currently evaluating the provisions of SFAS No. 133 and SFAS No. 138. The impact of adoption will be determined by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the date of adoption.

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

    Interpretation No. 44 will not have a material impact on our results of operations or financial position.

SEC Staff Accounting Bulletin - Revenue Recognition

    In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which must be adopted by the fourth quarter of 2000. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. We are currently assessing the impact of SAB No. 101 on our results of operations and financial position.

                          Verizon West Virginia Inc.

                          PART II - OTHER INFORMATION
Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             Exhibit Number

             3a Certificate of Incorporation of the registrant, as amended July 30,1975. (Exhibit 3a to the registrant's Annual Report on Form 10-K for the year ended December 31, 1985, File No. 1-7150.)

             3a(i) Articles of Amendment dated August 29,1990. (Exhibit 3a(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1990, File No. 1-7150.)

             3a(ii) Articles of Amendment, dated January 6, 1994 and filed January 13, 1994. (Exhibit 3a(ii) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-7150.)


             3a(iii) Articles of Incorporation Profit Amendment, dated June 30,
                     2000.

             27      Financial Data Schedule.

        (b) Current Report on Form 8-K filed during the quarter ended June 30, 2000:

             A Current Report on Form 8-K, dated June 30, 2000, was filed regarding the consummation of the merger of Bell Atlantic Corporation and GTE Corporation.

                          Verizon West Virginia Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VERIZON WEST VIRGINIA INC.



Date:  August 14, 2000              By  /s/ Edwin F. Hall
                                       ---------------------------------------
                                            Edwin F. Hall
                                            Principal Financial Officer
                                            and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 10, 2000.

                                 EXHIBIT INDEX


             Exhibit Number

             3a(iii) Articles of Incorporation Profit Amendment, dated June 30,
                     2000.

             27      Financial Data Schedule.