Form 10-K405
period 2000-12-31
VERIZON WEST VIRGINIA INC
filed 2001-03-30
CIK 19724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K
                             -----------------------


(Mark one)
 [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

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


                               -----------------

Securities registered pursuant to Section 12(b) of the Act: See attached Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                          Verizon West Virginia Inc.

                                  SCHEDULE A



Securities registered pursuant to Section 12(b) of the Act:

                                                                       Name of each exchange
              Title of each class                                     on which registered
----------------------------------------------------------------- --------------------------

Forty Year 7 1/4% Debentures, due February 1, 2013                       New York Stock
                                                                           Exchange


                          Verizon West Virginia Inc.

                                TABLE OF CONTENTS

Item No.                                                                                                       Page
--------                                                                                                       ----
                                     PART I
    1.     Business
            (Abbreviated pursuant to General Instruction I(2).)...........................................       1
    2.     Properties ....................................................................................       6
    3.     Legal Proceedings .............................................................................       6
    4.     Submission of Matters to a Vote of Security Holders
            (Omitted pursuant to General Instruction I(2).)  .............................................       6


                                     PART II

    5.     Market for Registrant's Common Equity and Related Stockholder Matters .........................       7
    6.     Selected Financial Data
            (Omitted pursuant to General Instruction I(2).) ..............................................       7
    7.     Management's Discussion and Analysis of Results of Operations
            (Abbreviated pursuant to General Instruction I(2).) ..........................................       8
    7A.    Quantitative and Qualitative Disclosures About Market Risk ....................................      15
    8.     Financial Statements and Supplementary Data ...................................................      15
    9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........      15


                                    PART III

            (Omitted pursuant to General Instruction I(2).):
  10.     Directors and Executive Officers of the Registrant .............................................      15
  11.     Executive Compensation .........................................................................      15
  12.     Security Ownership of Certain Beneficial Owners and Management .................................      15
  13.     Certain Relationships and Related Transactions .................................................      15


                                     PART IV

  14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............................      16


     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 27, 2001.

                          Verizon West Virginia Inc.

                                     PART I

Item 1.  Business
                                     GENERAL

     Verizon West Virginia Inc. is incorporated under the laws of the State of West Virginia. Our principal offices are located at 1500 MacCorkle Avenue, S.E., Charleston, West Virginia 25314 (telephone number 304-343-9911). We are a wholly owned subsidiary of Verizon Communications Inc. (Verizon).

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

      We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes the provision of local exchange (dial-tone), local private line and directory assistance services. Among other local services provided are Centrex (central office-based switched telephone service enabling the subscriber to make both intercom and outside calls) and a variety of special and custom calling services. Long distance service includes message toll service (calling service beyond the local calling area) within LATA boundaries, and intraLATA Wide Area Toll Service (WATS) and 800 services (volume discount offerings for customers with highly concentrated demand). Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs (interLATA service) to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA. Other services we provide include customer premises wiring and maintenance, billing and collection and pay telephone services.

                            BELL ATLANTIC-GTE MERGER

       On June 30, 2000, Bell Atlantic Corporation (Bell Atlantic) and GTE Corporation (GTE) completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

                                   OPERATIONS

      We are one of 16 public operating telephone companies owned by Verizon. Verizon has organized certain telecommunications group functions into marketing units operating across its operating telephone subsidiaries. The units focus on specific market segments. Each of the operating telephone subsidiaries, including the company, remains responsible within its respective service area for the provision of telephone services, financial performance and regulatory matters. Verizon's five strategic marketing units are comprised of the following:

      The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal and state government. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

      The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory. This unit also provides operator and pay telephone services. The Retail unit includes

                          Verizon West Virginia Inc.

Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

      The Wholesale unit markets (i) switched and special access to the telephone subsidiaries' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing, bill rendering, CLEC services and wireless interconnection. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

      The Advanced Services unit markets Verizon's long distance, data and Internet access services. In certain states, Verizon's long distance subsidiaries operate as a reseller of national and international long-distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800 services and operator services to its customers. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

      The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the operating telephone companies, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996

       The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance service under prescribed conditions.

       Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the states where we operate as a local exchange carrier) is largely dependent on satisfying prescribed requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or through their own networks. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

       We are unable to predict definitively the impact that the 1996 Act will ultimately have on our business, results of operations, or financial condition. The financial impact will depend on several factors, including the timing, extent and success of competition in our markets, the timing and outcome of various regulatory proceedings and any appeals, and the timing, extent and success of our pursuit of new opportunities resulting from the 1996 Act.

In-Region Long Distance
      In connection with the third-party testing in Verizon Virginia Inc. conducted by the accounting and consulting firm of KPMG, KPMG is also conducting a comparability assessment to advise the West Virginia Public Service Commission (WVPSC) on the extent to which the operations support systems in Virginia and the Company's are the same.

FCC Regulation and Interstate Rates
       We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2000, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges

       Interstate access charges are the rates long distance carriers pay for use and availability of our facilities for the origination and termination of interstate service. The FCC required a phased restructuring of access charges, from January 1998 until January 2000, pursuant to which we recover non-usage-sensitive costs from long distance carriers and end-users through flat rate charges, and usage-sensitive costs from long distance carriers through usage-based rates.

       On May 31, 2000, the FCC adopted a plan advanced by members of the industry (The Coalition for Affordable Local and Long Distance Service, or "CALLS") as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650

                          Verizon West Virginia Inc.

million for the industry. Of that amount, Verizon expects approximately $340 million to be used to support interstate access services in the operating telephone subsidiaries' service territory. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge
(SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices.

       As of September 14, 2000, Verizon formally elected to participate in the full five-year term of the CALLS plan. As a result of this decision, price caps on our interstate access charges will be set according to the conditions of the FCC order on the CALLS plan. Under the plan, direct end-user access charges are increased while access charges to long distance carriers are reduced. While the plan continues the 6.5% (less inflation) annual reductions for most interstate access charges, it provides for a price freeze when switched access service prices reach $0.0055 per-minute. As a result of tariff adjustments which became effective in August 2000, we reached the $0.0055 benchmark.

       The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In November and December 2000, Verizon made filings to obtain this added pricing flexibility. On March 14, 2001, the FCC released an Order in which it approved pricing flexibility for 46 Metropolitan Statistical Areas (MSAs) and three states (Delaware, Vermont and Maryland) served by Verizon. In ten of the MSAs and the state of Delaware, the services were awarded complete pricing flexibility and were removed from price regulation. Partial pricing flexibility was granted in the remaining MSAs and the two other states.

Universal Service

       As a result of a July 1999 decision of the U.S. Court of Appeals, Verizon's contributions to the universal service fund were reduced by approximately $107 million annually beginning on November 1, 1999, and interstate access rates were reduced accordingly because we will no longer have to recover these contributions in our rates. Last year, the petitions asking the U.S. Supreme Court to review the court of appeals decision were either withdrawn or rejected.

       In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above.

       On October 18, 2000, Verizon asked the U.S. Supreme Court to dismiss its pending review of the FCC's use of a theoretical model as one factor to determine the appropriate size of federal support for a fund for intrastate high cost areas. The review was no longer necessary because, subsequent to Verizon's petition to the U.S. Supreme Court, the FCC expressly disclaimed supervisory authority over the states' universal service activities.

       The FCC is currently considering two modifications to its universal service programs, both relating to support for rural carriers. The first, a proposal by an appointed policy task force, would provide additional support for intrastate services provided by rural carriers. The second, a proposal by a coalition of rural carriers, would make explicit support for interstate access services provided by rural carriers. The FCC is likely to address both these proposals in 2001.

Unbundling of Network Elements

       In November 1999, the FCC announced its decision setting forth new unbundling requirements, eliminating elements that it had previously required to be unbundled, limiting the obligation to provide others and adding new elements. Appeals from this decision are pending.

       In addition to the unbundling requirements released in November 1999, the FCC released an order in a separate proceeding in December 1999, requiring incumbent local exchange companies also to unbundle and provide to competitors the higher frequency portion of their local loop. This provides competitors with the ability to provision data services on top of incumbent carriers' voice services. Appeals from this order are also pending.

                          Verizon West Virginia Inc.

       In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. The court upheld the FCC's decision that UNEs be priced based on a forward-looking cost model which ignores actual historical costs. The U.S. Supreme Court has accepted this decision for review in a case to be heard in the fall term of 2001. That portion of the court of appeals' decision has been stayed pending that review.

Compensation for Internet Traffic

       In March 2000, the Washington, D.C. Circuit Court of Appeals reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISPs) do not terminate at the ISP but are single interstate calls. The court found that the FCC had inadequately explained why these Internet calls were not two calls. Under the FCC's decision, it was left to carrier agreements and state regulators to determine which traffic is subject to reciprocal compensation. The FCC is currently considering a new order to address the issue in light of the court remand.

State Regulation of Rates and Services

       The WVPSC regulates our intrastate rates and services and other matters.

       In February 1998, the WVPSC issued an order extending the Incentive Regulation Plan until December 31, 2000. The Incentive Regulation Plan includes pricing flexibility for competitive services and required us to invest a minimum of $225 million in our network over the three-year period from 1998 through 2000. Proceedings to adopt a successor plan were concluded in fourth quarter 2000, however, the WVPSC has not yet issued a decision.

       On March 15, 2001, a petition was filed by the Consumer Advocate requesting the WVPSC to "Show Cause" why its rates for telecommunication services should not be lowered. We filed a motion to dismiss the petition on March 21, 2001.

Competition

       Legislative changes, including provisions of the 1996 Act discussed above under the section "Telecommunications Act of 1996," regulatory changes and new technology are continuing to expand the types of available communications services and equipment and the number of competitors offering such services. We anticipate that these industry changes, together with the rapid growth, enormous size and global scope of these markets, will attract new entrants and encourage existing competitors to broaden their offerings. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth. In addition, a number of major industry participants have announced mergers, acquisitions and joint ventures which could substantially affect the development and nature of some or all of our markets.

Local Exchange Services

       The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in the jurisdiction in which we operate. The 1996 Act has significantly increased the level of competition in our local exchange markets.

       One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

       . purchase service from the ILEC for resale to CLEC customers . purchase unbundled network elements from the ILEC, and/or
       .  interconnect the CLEC's network with the ILEC's network.

       The 1996 Act provides for arbitration by the state public utility commission if an ILEC and a CLEC are unable to reach agreement on the terms of the arrangement sought by the CLEC.

                          Verizon West Virginia Inc.


       Our negotiations with various CLECs, and arbitrations before our state regulator, have continued. We expect that these agreements, and the 1996 Act, will continue to lead to substantially increased competition in our local exchange markets in 2001 and subsequent years. We believe that this competition will be both on a facilities basis and in the form of resale by CLECs of our service. Under the various agreements and arbitrations discussed above, we are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

IntraLATA Toll Services

       IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. The state regulatory commission permits other carriers to offer intraLATA toll services within the state.

       Until the implementation of "presubscription," we completed intraLATA toll calls unless the customer dialed a code to access a competing carrier. Presubscription changed this dialing method and enabled customers to make these toll calls using another carrier without having to dial an access code. We implemented presubscription in August 1997.

       Implementation of presubscription for intraLATA toll services has had a material negative effect on intraLATA toll service revenues. However, the negative effect has been partially mitigated by an increase in intraLATA network access revenues.

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

Wireless Services

       Wireless services also constitute potential sources of competition to our wireline telecommunications services, especially as wireless carriers continue to lower their prices to end-users. Wireless telephone services employ analog and digital technology that allows customers to make and receive telephone calls from any location using small handsets, and can also be used for data transmission.

Public Telephone Services

       We face increasing competition in the provision of pay telephone services from other providers. In addition, the growth of wireless communications decreases usage of public telephones.

Operator Services

       Alternative operator services providers have entered into competition with our operator services product line.



                                    EMPLOYEES

       As of December 31, 2000, we had approximately 1,700 employees.

                          Verizon West Virginia Inc.

Item 2.  Properties


                                     GENERAL

      Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                        2000             1999
------------------------------------------------------------------------------
Central office equipment                                 42%              41%
Outside communications plant                             42               44
Land and buildings                                        8                8
Furniture, vehicles and other work equipment              5                5
Other                                                     3                2
                                            ----------------------------------
                                                        100%             100%
                                            ==================================


      "Central office equipment" consists of switching equipment, transmission equipment and related facilities. "Outside communications plant" consists primarily of aerial cable, underground cable, conduit and wiring, and telephone poles. "Land and buildings" consists of land and land improvements, and principally central office buildings. "Furniture, vehicles and other work equipment" consists of public telephone instruments and telephone equipment, furniture, office equipment, motor vehicles and other work equipment. "Other" property consists primarily of plant under construction, capital leases, capitalized computer software costs and leasehold improvements.

      All of our properties, located in the state of West Virginia, are generally in good operating condition and are adequate to satisfy the needs of our business.

      Our customers are served by electronic switching systems that provide a wide variety of services. Since December 31, 1994, our network has been fully transitioned from an analog to a digital network, which provides the capabilities to furnish advanced data transmission and information management services.


                              CAPITAL EXPENDITURES

      We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $161 million in 2000, $154 million in 1999 and $134 million in 1998. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $2.1 billion at December 31, 2000, $2.0 billion at December 31, 1999, and $1.9 billion at December 31, 1998, including the effect of retirements, but before deducting accumulated depreciation.



Item 3.           Legal Proceedings

                  There were no proceedings reportable under Item 3.



Item 4.           Submission of Matters to a Vote of Security Holders

                  (Omitted pursuant to General Instruction I(2).)

                          Verizon West Virginia Inc.

                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  Not applicable.


Item 6.           Selected Financial Data

                  (Omitted pursuant to General Instruction I(2).)

                          Verizon West Virginia Inc.


Item 7. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction I(2).)

      This discussion should be read in conjunction with the Financial Statements and Notes to Financial Statements listed in the index set forth on page F-1.

      The communications services we provide are subject to regulation by the Public Service Commission of West Virginia (WVPSC) with respect to intrastate rates and services and certain other matters. For a further discussion of the company and our regulatory plan, see Item 1 - "Description of Business."


RESULTS OF OPERATIONS
---------------------

      We reported net income of $127,016,000 in 2000, compared to net income of $118,685,000 in 1999.

      Our results for 2000 and 1999 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services Corp. (Verizon Services), an affiliate that provides centralized services on a contract basis.

      The following table shows how special items are reflected in our condensed statements of income for each period:


                                                                           (Dollars in Thousands)
Years Ended December 31,                                                  2000                1999
-----------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                  $ 12              $  ---
                                                              ----------------------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                       3,371                 ---
  Bell Atlantic-GTE merger severance costs                                3,275                 ---
  Bell Atlantic-GTE merger transition costs                               1,843                 ---
  Bell Atlantic-GTE merger related costs                                     53                 ---
  Bell Atlantic-NYNEX merger transition costs                               ---               3,547
  Other charges and special items                                         4,939                 ---
                                                              ----------------------------------------
                                                                         13,481               3,547
                                                              ----------------------------------------

Interest Expense
   Regulatory contingency                                                     4                 ---
                                                              ----------------------------------------
Net impact on pre-tax income                                           $ 13,497             $ 3,547
                                                              ========================================

      What follows is a further explanation of the nature of these special items.

Completion of Mergers

       On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

      In August 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

                          Verizon West Virginia Inc.


Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $3,371,000 (including $3,188,000 allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $3,275,000 (including $2,475,000 allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $1,843,000 in 2000 (including $1,735,000 allocated from Verizon Services).

      In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs of $3,547,000 in 1999 (including $3,264,000 allocated from Verizon Services) associated with integrating the operations of Bell Atlantic and NYNEX.

Other Initiatives

      During the second quarter of 2000, we also recorded a $53,000 charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

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

      These and other items affecting the comparison of our results of operations for the years ended December 31, 2000 and 1999 are discussed in the following sections.

                          Verizon West Virginia Inc.


Results of Operations

      We have one reportable segment, which provides domestic wireline telecommunications services. You can find additional information about segment reporting in Note 14 to the financial statements.



OPERATING REVENUE STATISTICS
----------------------------

                                                                                  2000             1999        % Change
--------------------------------------------------------------------------------------------------------------------------
At Year-End
Access Lines in Service (in thousands)*
   Residence                                                                         631              617          2.3%
   Business                                                                          276              254           8.7
   Public                                                                             10               10           ---
                                                                          --------------------------------
                                                                                     917              881           4.1
                                                                          ================================
For the Year
Access Minutes of Use (in millions)                                                3,729            3,504          6.4%
                                                                          ================================

* 1999 reflects a restatement of access lines in service


OPERATING REVENUES
------------------
(Dollars in Thousands)


Years Ended December 31                                                                            2000            1999
--------------------------------------------------------------------------------------------------------------------------
Local services                                                                                  $384,694         $369,100
Network access services                                                                          219,813          196,132
Long distance services                                                                            25,301           29,689
Other services                                                                                    38,849           36,035
                                                                                            --------------------------------
Total                                                                                           $668,657         $630,956
                                                                                            ================================

LOCAL SERVICES

                                                                Increase
--------------------------------------------------------------------------------
      2000 - 1999                                      $15,594           4.2%
--------------------------------------------------------------------------------

       Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. Local services also include wholesale revenues from unbundled network element
(UNE) platforms, certain data transport revenues, and wireless interconnection revenues.

      Local service revenues increased in 2000 primarily due to higher usage of our network facilities. This revenue growth was generated, in part, by an increase in access lines in service of 4.1% from December 31, 1999. Local service revenue growth also reflects higher customer demand and usage of our value-added and data transport and digital services. These increases were offset by the effect of resold and UNE platforms.

                          Verizon West Virginia Inc.

NETWORK ACCESS SERVICES

                                                                Increase
--------------------------------------------------------------------------------
      2000 - 1999                                      $23,681          12.1%
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

      Network access revenue growth in 2000 was mainly attributable to higher customer demand, as reflected by growth in access minutes of use of 6.4% from the same period in 1999. Volume growth also reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services. In 2000, demand for special access services increased, reflecting a greater utilization of our network. Higher network usage by alternative providers of intraLATA toll services and higher end-user revenues attributable to an increase in access lines in service further contributed to revenue growth this year. Network access revenues also included the effect of a reversal of an accrual from a prior period as the result of the favorable resolution of a regulatory matter.

      Volume-related growth was largely offset by price reductions associated with federal and state price cap filings and other regulatory decisions. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001. You can find additional information on FCC rulemakings concerning federal access rates, universal service and unbundling network elements in Item 1- "Description of Business, Operations - FCC Regulation and Interstate Rates." In addition, revenue was reduced by a special charge for a contingency associated with a regulatory matter, as described in the Results of Operations section.


LONG DISTANCE SERVICES

                                                            (Decrease)
--------------------------------------------------------------------------------
      2000 - 1999                                      $(4,388)        (14.8)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the WVPSC except where they cross-state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service
(WATS).

      The decline in long distance revenues in 2000 was principally caused by the competitive effects of presubscription, which enables customers to make intraLATA toll calls using a competing carrier without having to dial an access code. The negative effect of presubscription on long distance revenues was partially mitigated by increased network access services for usage of our network by alternative service providers. In response to presubscription, we have implemented customer win-back and retention initiatives that include toll calling discount packages and product bundling offers. Lower revenue from our private line services also contributed to the decline in long distance revenue in 2000. These revenue reductions were partially offset by additional revenue generated by higher calling volumes.

                          Verizon West Virginia Inc.


OTHER SERVICES

                                                             Increase
--------------------------------------------------------------------------------
      2000 - 1999                                       $2,814           7.8%
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

      Other services revenues increased in 2000 primarily due to higher payments received for the purchase of unbundled network elements and from competitive local exchange carriers for interconnection of their networks with our network. Revenue growth was also attributable to higher customer late payment charges. These increases were partially offset by lower revenues from our billing and collection services.



OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

                                                                Increase
--------------------------------------------------------------------------------
      2000 - 1999                                      $13,649           4.7%
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

      The increase in operations and support expenses was primarily attributable to merger-related costs and other special items recorded in 2000. Other items contributing to the increase in expense, but to a lesser extent, were higher costs for uncollectible accounts receivable associated with our billing and collection services and annual salary and wage increases for management and non-management employees.

      These increases were partially offset by a decline in pension and benefit costs. The decline in pension and benefit costs was chiefly due to favorable pension plan investment returns and changes in actuarial assumptions. These factors were partially offset by changes in certain plan provisions, increased health care costs caused by inflation, as well as benefit improvements provided for under a new contract with certain employees. In 2000, Verizon Communications executed a new contract with the union representing our employees. The contract provides for annual wage increases of 4 percent, 3 percent and 5 percent, beginning in August 2000. Customer service representatives received an additional 4 percent wage increase. Pension benefits for active employees will increase by 5 percent on July 1, 2001, 5 percent on July 1, 2002 and 4 percent on July 1, 2003. The contract also includes team-based incentive awards for meeting higher service, performance and other standards, increased funding for work and family programs, improvements to health and other benefits and certain provisions relating to overtime, access to work and employment security. In addition, all union-represented employees were granted options to purchase 100 shares of Verizon Communications' common stock.

                          Verizon West Virginia Inc.


DEPRECIATION AND AMORTIZATION

                                                             Increase
--------------------------------------------------------------------------------
      2000 - 1999                                       $3,930           3.1%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in 2000 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services. This increase was partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME, NET

                                                            Increase
--------------------------------------------------------------------------------
      2000 - 1999                                       $2,074         514.6%
--------------------------------------------------------------------------------

      The change in other income, net, was primarily attributable to additional interest income associated with the settlement of tax-related matters in 2000. Other items contributing to the change, but to a lesser extent, were an increase in the income recognized from our investment in SMS/800 under the equity method and nonperformance fees received from a vendor. These increases were offset, in part, by losses recognized from our investment in Verizon Advanced Data Inc. under the equity method.


INTEREST EXPENSE

                                                            Increase
--------------------------------------------------------------------------------
      2000 - 1999                                       $2,108          12.5%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in 2000 primarily due to higher levels of average short-term debt with an affiliate and higher interest rates associated with this debt. Interest expense was also impacted by additional interest costs associated with a regulatory contingency, as described in the Results of Operations section. These factors were partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.

      See Note 5 to the financial statements for additional information about our debt.


EFFECTIVE INCOME TAX RATES

      For the Years Ended December 31
--------------------------------------------------------------------------------
      2000                                                      40.4%
--------------------------------------------------------------------------------
      1999                                                      38.5%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes and extraordinary item. Our effective income tax rate was higher in 2000 principally due to non-recurring state income tax benefits recorded in 1999.

      You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 10 to the financial statements.

                          Verizon West Virginia Inc.


OTHER MATTERS
-------------

Recent Accounting Pronouncements - Derivatives and Hedging Activities

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

      Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

                          Verizon West Virginia Inc.


Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2000 and 1999. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

      The following table summarizes the fair values of our long-term debt as of December 31, 2000 and 1999. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming
100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                                        December 31
                                                             --------------------------------
(Dollars in Thousands)                                             2000             1999
---------------------------------------------------------------------------------------------
Fair value of long-term debt                                   $204,212         $224,163
Fair value assuming a +100-basis-point shift                    192,759          212,057
Fair value assuming a -100-basis-point shift                    215,952          237,169



Item 8.      Financial Statements and Supplementary Data

             The information required by this Item is set forth on Pages F-1 through F-22.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

             The information required by this item regarding a change in accountants is included in a Current Report on Form 8-K dated September 7, 2000.


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

                          Verizon West Virginia Inc.


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

                        3a(iii) Articles of Incorporation Profit Amendment, dated June 30, 2000. (Exhibit 3a(iii) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-7150.)

               3b By-Laws of the registrant, as amended December 15, 1995. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

                        3b(i) Consent of Sole Stockholder of Verizon West Virginia Inc., dated December 15, 1995. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

               4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

               10a Agreement among Verizon Services Corp. and the Verizon Communications Inc. telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Verizon Communications Inc. Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

               23a      Consent of Independent Auditors.

               23b      Consent of Independent Accountants.


      (b)     Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2000.

                          Verizon West Virginia Inc.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           Verizon West Virginia Inc.



Date:  March 30, 2001                   By   /s/ Edwin F. Hall
                                           -------------------------------------
                                                 Edwin F. Hall
                                                 Principal Financial Officer
                                                 and Controller






Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Gale Y. Given                           President and                       March 30, 2001
-----------------------------------         Director
    Gale Y. Given                           (Principal Executive Officer)



/s/ Edwin F. Hall                           Principal Financial Officer         March 30, 2001
------------------------------------        and Controller
    Edwin F. Hall


/s/ David B. Frost                          Director                            March 30, 2001
------------------------------------        Vice-President and
    David B. Frost                          General Counsel


/s/ Amy M. McDevitt                         Director                            March 30, 2001
--------------------------------
    Amy M. McDevitt

                           Verizon West Virginia Inc.



        Index to Financial Statements and Financial Statement Schedule

                                                                                                          Page
                                                                                                          ----
         Report of Independent Auditors - Ernst & Young LLP .....................................          F-2

         Report of Independent Accountants - PricewaterhouseCoopers LLP .........................          F-3

         Statements of Income
              For the years ended December 31, 2000, 1999 and 1998 ..............................          F-4

         Balance Sheets - December 31, 2000 and 1999 ............................................          F-5

         Statements of Changes in Shareowner's Investment
              For the years ended December 31, 2000, 1999 and 1998...............................          F-7

         Statements of Cash Flows
              For the years ended December 31, 2000, 1999 and 1998...............................          F-8

         Notes to Financial Statements ..........................................................          F-9

         Schedule II - Valuation and Qualifying Accounts
              For the years ended December 31, 2000, 1999 and 1998...............................         F-22


Financial statement schedules other than that listed above have been omitted because such schedules are not required or applicable.

                          Verizon West Virginia Inc.


                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Shareowner
Verizon West Virginia Inc.

We have audited the accompanying balance sheet of Verizon West Virginia Inc. (the Company) as of December 31, 2000 and the related statements of income, shareowner's investment, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon West Virginia Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/  Ernst & Young LLP
New York, New York
February 1, 2001

                          Verizon West Virginia Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareowner of Verizon West Virginia Inc.

In our opinion, the 1999 and 1998 financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Verizon West Virginia Inc. at December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 and 1998 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the financial statements of West Virginia Inc. for any period subsequent to December 31, 1999.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for computer software costs in accordance with AICPA Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" effective January 1, 1999.




/s/ PricewaterhouseCoopers LLP

New York, New York
February 14, 2000

                          Verizon West Virginia Inc.

                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                                     2000            1999            1998
----------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $51,033, $49,646,
   and $46,831 from affiliates)                                                   $668,657        $630,956        $603,811
                                                                              -----------------------------------------------
OPERATING EXPENSES
   Operations and support (including $123,867, $113,515
     and $124,576 to affiliates)                                                   306,564         292,915         318,206
   Depreciation and amortization                                                   132,533         128,603         126,733
                                                                              -----------------------------------------------
                                                                                   439,097         421,518         444,939
                                                                              -----------------------------------------------

OPERATING INCOME                                                                   229,560         209,438         158,872

OTHER INCOME, NET (including $48, $161 and
   $465 from affiliates)                                                             2,477             403           1,987

INTEREST EXPENSE (including $6,195, $1,860
   and $1,000 to affiliate)                                                         18,935          16,827          16,416
                                                                              -----------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES
   AND EXTRAORDINARY ITEM                                                          213,102         193,014         144,443

PROVISION FOR INCOME TAXES                                                          86,086          74,329          58,394
                                                                              -----------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                   127,016         118,685          86,049

EXTRAORDINARY ITEM
   Early extinguishment of debt, net of tax                                            ---             ---            (263)
                                                                              -----------------------------------------------

NET INCOME                                                                        $127,016        $118,685         $85,786
                                                                              ===============================================

                      See Notes to Financial Statements.

                          Verizon West Virginia Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)


                                     ASSETS
                                     ------

                                                                                                       December 31
                                                                                            --------------------------------
                                                                                                       2000            1999
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                                              $  9,231        $  9,400
Accounts receivable:
   Trade and other, net of allowances for uncollectibles
     of $12,879 and $7,546                                                                           131,175         107,183
   Affiliates                                                                                         15,647          12,237
Material and supplies                                                                                  2,185           1,876
Prepaid expenses                                                                                       3,470           7,971
Deferred income taxes                                                                                    231             992
Other                                                                                                 16,982             ---
                                                                                              -------------------------------
                                                                                                     178,921         139,659
                                                                                              -------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                      2,088,592       1,967,101
Less accumulated depreciation                                                                      1,315,413       1,220,294
                                                                                              -------------------------------
                                                                                                     773,179         746,807
                                                                                              -------------------------------

PREPAID PENSION ASSET                                                                                 19,265             ---
                                                                                              -------------------------------
OTHER ASSETS                                                                                          68,393          12,464
                                                                                              -------------------------------
TOTAL ASSETS                                                                                      $1,039,758       $ 898,930
                                                                                              ===============================


                       See Notes to Financial Statements.

                          Verizon West Virginia Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)


                    LIABILITIES AND SHAREOWNER'S INVESTMENT
                    ---------------------------------------

                                                                                                       December 31
                                                                                            --------------------------------
                                                                                                       2000            1999
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                       $ 150,140        $ 61,798
   Other                                                                                                 197          25,177
Accounts payable and accrued liabilities:
   Affiliates                                                                                         24,584          44,108
   Other                                                                                              82,361          77,069
Other current liabilities                                                                             33,559          16,170
                                                                                              -------------------------------
                                                                                                     290,841         224,322
                                                                                              -------------------------------

LONG-TERM DEBT                                                                                       199,354         199,418
                                                                                              -------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                          92,091          98,326
                                                                                              -------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                                 65,307          40,373
Unamortized investment tax credits                                                                     3,757           4,552
Other                                                                                                 54,051          23,590
                                                                                              -------------------------------
                                                                                                     123,115          68,515
                                                                                              -------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 13)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                           264,065         264,065
Capital surplus                                                                                        7,419           7,419
Reinvested earnings                                                                                   62,873          36,918
Accumulated other comprehensive loss                                                                     ---             (53)
                                                                                              -------------------------------
                                                                                                     334,357         308,349
                                                                                              -------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                     $1,039,758       $ 898,930
                                                                                              ===============================

                       See Notes to Financial Statements.

                          Verizon West Virginia Inc.

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                                      2000            1999             1998
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                                    $264,065         $264,065        $264,065
                                                                            -------------------------------------------------
   Balance at end of year                                                           264,065          264,065         264,065
                                                                            -------------------------------------------------

CAPITAL SURPLUS
   Balance at beginning of year                                                       7,419            7,419           7,419
                                                                            -------------------------------------------------
   Balance at end of year                                                             7,419            7,419           7,419
                                                                            -------------------------------------------------

REINVESTED EARNINGS
   Balance at beginning of year                                                      36,918           11,945          13,299
   Net income                                                                       127,016          118,685          85,786
   Dividends paid to Verizon Communications                                        (101,200)         (93,800)        (87,400)
   Other                                                                                139               88             260
                                                                            -------------------------------------------------
   Balance at end of year                                                            62,873           36,918          11,945
                                                                            -------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                                         (53)            (152)            ---
   Minimum pension liability adjustment                                                  53               99            (152)
                                                                            -------------------------------------------------
   Balance at end of year                                                               ---              (53)           (152)
                                                                            -------------------------------------------------

TOTAL SHAREOWNER'S INVESTMENT                                                      $334,357         $308,349        $283,277
                                                                            =================================================

COMPREHENSIVE INCOME
   Net income                                                                      $127,016         $118,685         $85,786
   Minimum pension liability adjustment                                                  53               99            (152)
                                                                            -------------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                         $127,069         $118,784         $85,634
                                                                            =================================================


                       See Notes to Financial Statements.

                          Verizon West Virginia Inc.

                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                                      2000            1999             1998
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $127,016         $118,685         $85,786
Adjustments to reconcile net income to net cash provided by
   Operating activities:
     Depreciation and amortization                                                  132,533          128,603         126,733
     Extraordinary item, net of tax                                                     ---              ---             263
     Employee retirement benefits                                                   (22,944)         (12,559)         (8,700)
     Deferred income taxes, net                                                      25,135           14,110           2,519
     Provision for uncollectible accounts                                             9,808            5,651           5,411
     Equity income from affiliate                                                       (48)            (133)            ---
     Dividends received from affiliate                                                  162              133             ---
     Changes in current assets and liabilities:
       Accounts receivable                                                          (37,210)         (19,940)        (10,063)
       Material and supplies                                                           (309)           3,728           1,658
       Other assets                                                                 (12,480)          (6,639)           981
       Accounts payable and accrued liabilities                                      (6,825)         (15,000)         (4,251)
       Other current liabilities                                                     17,468              314            (145)
     Other items, net                                                               (20,147)          (9,806)        (14,513)
                                                                            -------------------------------------------------
Net cash provided by operating activities                                           212,159          207,147         185,679
                                                                            -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                  (9,231)          (9,400)        (12,837)
Proceeds from sale of short-term investments                                          9,400            8,478          12,737
Capital expenditures                                                               (160,687)        (154,067)       (134,454)
Net change in note receivable from affiliate                                            ---              ---          59,646
Other, net                                                                          (11,598)          (6,587)            ---
                                                                            -------------------------------------------------
Net cash used in investing activities                                              (172,116)        (161,576)        (74,908)
                                                                            -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                            ---              ---         (40,000)
Principal repayments of borrowings capital lease obligations                        (25,177)            (165)           (157)
Net change in note payable to affiliate                                              88,342           50,759          11,039
Dividends paid                                                                     (101,200)         (93,800)        (87,400)
Net change in outstanding checks drawn on controlled
   Disbursement accounts                                                             (2,008)          (2,365)          5,747
                                                                            -------------------------------------------------
Net cash used in financing activities                                               (40,043)         (45,571)       (110,771)
                                                                            -------------------------------------------------

NET CHANGE IN CASH                                                                      ---              ---             ---

CASH, BEGINNING OF YEAR                                                                 ---              ---             ---
                                                                            -------------------------------------------------

CASH, END OF YEAR                                                                   $   ---          $   ---         $   ---
                                                                            =================================================

                       See Notes to Financial Statements.

                          Verizon West Virginia Inc.

                          NOTES TO FINANCIAL STATEMENTS

1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business

      Verizon West Virginia Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of two complete Local Access and Transport Areas (LATAs) and part of a third LATA in the state of West Virginia. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services. First, we transport telecommunications traffic between subscribers located within the same LATA (intraLATA service), including both local and long distance services. Local service includes voice and data transport, enhanced and custom calling features, directory assistance and private lines. Long distance service includes message toll service within LATA boundaries and intraLATA Wide Area Toll Service/800 services. Second, we provide exchange access service, which links a subscriber's telephone or other equipment to the transmission facilities of interexchange carriers which, in turn, provide telecommunications service between LATAs (interLATA service) to their customers. We also provide exchange access service to interexchange carriers which provide intrastate intraLATA long distance telecommunications service, as well as local exchange access to competitive local exchange carriers for calls within a LATA. Other services we provide include customer premises wiring and maintenance, billing and collection and pay telephone services.

      Basis of Presentation

      We prepare our financial statements under generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

      We have a .56% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

      Our investment in Verizon Advanced Data Inc. (VADI), an affiliated company which provides new exchange access services, is accounted for using the equity method of accounting. At December 31, 2000, our ownership interest in VADI was
 .72%.

      We have reclassified certain amounts from prior periods to conform with our current presentation.

      Revenue Recognition

      We recognize revenues when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter, retroactive to January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we now defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations for 2000. Our balance sheet at December 31, 2000 includes deferred activation costs as a component of Current assets - other ($16,628,000) and Other Assets ($29,561,000) and deferred activation revenues as a component of Current liabilities - other ($16,628,000) and Deferred credits and other liabilities - other ($29,561,000).

                          Verizon West Virginia Inc.

      Maintenance and Repairs

      We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses.

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

      Plant and Depreciation

      We state plant, property, and equipment at historical cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

       Average Lives (in years)
       -------------------------------------------------------------------------
       Buildings                                                   30
       Central office equipment                                   5 - 10
       Outside communications plant                              16 - 50
       Furniture, vehicles and other                              3 - 12

      When we replace or retire depreciable plant, we deduct the carrying amount of such plant from the respective accounts and charge accumulated depreciation.

      We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Computer Software Costs

      We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 5 years. The effect of adopting SOP No. 98-1 for Verizon Communications was an increase in net income of approximately $560 million in 1999.

      Prior to adopting SOP No. 98-1, we capitalized initial right-to-use fees for central office switching equipment, including initial operating system and initial application software costs. For non-central office equipment, only the initial operating system software was capitalized. Subsequent additions, modifications, or upgrades of initial software programs, whether operating or application packages, were expensed as incurred.

                          Verizon West Virginia Inc.

      Income Taxes

      Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

      Current and deferred tax expense is determined by applying the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

      We use the deferral method of accounting for investment tax credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986. We also defer certain transitional credits earned after the repeal. We amortize these credits over the estimated service lives of the related assets as a reduction to the Provision for Income Taxes.

      Advertising Costs

      We expense advertising costs as they are incurred.

      Stock-Based Compensation

      We participate in stock-based employee compensation plans sponsored by Verizon Communications. Verizon Communications accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

      Employee Benefit Plans

      We participate in the Verizon Communications benefit plans. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits

       Recent Accounting Pronouncements - Derivatives and Hedging Activities

       In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivatives be measured at fair value and recognized as either assets or liabilities in our balance sheet. Changes in the fair values of derivative instruments not used as hedges will be recognized in earnings immediately. Changes in the fair values of derivative instruments used effectively as hedges will be recognized either in earnings for hedges of changes in fair value or in Other Comprehensive Income (Loss) for hedges of changes in cash flows. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

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

      Effective January 1, 2001, we will adopt SFAS No. 133 and SFAS No. 138. The initial impact of adoption on our financial statements will not be material. The ongoing effect of adoption on our financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.


2.    COMPLETION OF MERGERS

      On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998. Under the terms of the agreement, GTE became a wholly owned subsidiary of Bell Atlantic. With the closing of the merger, the combined company began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination. Under this method of accounting, Bell Atlantic and GTE are treated as if they had always been combined for accounting and financial reporting purposes.

                          Verizon West Virginia Inc.


      In August 1997, Bell Atlantic and NYNEX completed a merger of equals under a definitive merger agreement entered into on April 21, 1996 and amended on July 2, 1996. Under the terms of the amended agreement, NYNEX became a wholly owned subsidiary of Bell Atlantic. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests.

      The following table summarizes the one-time charges incurred for each merger. Amounts for 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 and 1998 pertain to the Bell Atlantic-NYNEX merger.

                                                                                                    (Dollars in Thousands)
  Years Ended December 31,                                                              2000          1999           1998
---------------------------------------------------------------------------------------------------------------------------
  Direct incremental costs                                                            $3,371         $ ---          $ ---
  Employee severance costs                                                             3,275           ---            ---
  Transition costs                                                                     1,843         3,547          2,643
                                                                              ---------------------------------------------
  Total Merger-Related Costs                                                          $8,489        $3,547         $2,643
                                                                              =============================================

      The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                              (Dollars in Thousands)

                                                                1998                        1999                                2000

                            --------------------------------------------------------------------------------------------------------

                                                      Asset                       Asset           Charged               Asset
                            Beginning            Write-offs   End of          Write-offs  End of       to          Write-offs End of
                              of Year  Payments   and Other     Year Payments  and Other    Year  Expense Payments  and Other   Year
                                                                                                       or
                                                                                                  Revenue
                            --------------------------------------------------------------------------------------------------------

  Merger-Related
  Direct incremental costs     $ ---      $ ---       $ ---    $ ---    $ ---      $ ---   $ ---  $ 3,371  $(3,371)    $ ---   $ ---
  Employee severance costs     5,908       (604)        703    6,007     (325)      (546)  5,136    3,275   (2,496)     (192)  5,723
  Other Initiatives
  Write-off of duplicate
    assets                       ---        ---         ---      ---      ---        ---     ---       53      ---       ---      53
  Other charges and
    special items              3,451       (912)        ---    2,539      ---        ---   2,539      ---      ---    (2,539)    ---
                            --------------------------------------------------------------------------------------------------------
                              $9,359    $(1,516)       $703   $8,546    $(325)     $(546) $7,675   $6,699  $(5,867)  $(2,731) $5,776
                            ========================================================================================================

Merger-Related Charges

Direct Incremental Costs

      Direct incremental costs related to the Bell Atlantic-GTE merger of $3,371,000 (including $3,188,000 allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. Substantially all of the Bell Atlantic-GTE merger direct incremental costs have been paid as of December 31, 2000.

Employee Severance Costs

      Employee severance costs related to the Bell Atlantic-GTE merger of $3,275,000 (including $2,475,000 allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other.

      In 1997, employee severance costs related to the Bell Atlantic-NYNEX merger were approximately $2,800,000 (including approximately $1,800,000 allocated from Verizon Services), as recorded under SFAS No. 112 and relate to the separation of management employees during 1999, 1998 and 1997. Accrued postemployment benefit liabilities were included in our balance sheets as a component of Employee Benefit Obligations at December 31, 1999. There is no remaining severance liability as of December 31, 2000.

                          Verizon West Virginia Inc.

Transition Costs

      In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we expect to incur transition costs over the next several years related to the Bell Atlantic-GTE merger. These costs will be incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $1,843,000 in 2000 (including $1,735,000 allocated from Verizon Services).

      In connection with the Bell Atlantic-NYNEX merger, we recorded transition costs of $3,547,000 in 1999 (including $3,264,000 allocated from Verizon Services) and $2,643,000 in 1998 (including $2,174,000 allocated from Verizon Services) associated with integrating the operations of Bell Atlantic and NYNEX.

Other Initiatives

      During the second quarter of 2000, we also recorded a $53,000 charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

      During 1997, we recorded other charges and special items totaling approximately $9,900,000 (pre-tax) in connection with consolidating operations and combining organizations, and for other special items arising during the year. These charges were comprised of the following significant items.

Write-down of Assets

      In the third quarter of 1997, we recorded pre-tax charges of approximately $5,700,000 for the write-down of obsolete fixed assets. As part of the Bell Atlantic-NYNEX merger integration planning, a review was conducted of the carrying values of long-lived assets. This review included estimating remaining useful lives and cash flows and identifying assets to be abandoned. As a result of these reviews, we recorded a charge of approximately $5,700,000 for the write-off of assets. These assets primarily included computers and other equipment used to transport data for internal purposes. None of these assets are being held for disposal.

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


3.    PLANT, PROPERTY AND EQUIPMENT

      The following table displays the details of plant, property and equipment, which is stated at cost:

                                                                                                  December 31
                                                                                    ---------------------------------------
(Dollars in Thousands)                                                                            2000                1999
---------------------------------------------------------------------------------------------------------------------------
Land                                                                                          $   6,733           $   6,719
Buildings                                                                                       157,758             146,189
Central office equipment                                                                        878,832             805,451
Outside communications plant                                                                    886,911             859,294
Furniture, vehicles and other work equipment                                                    105,576             106,363
Other                                                                                            19,962              15,210
Construction-in-progress                                                                         32,820              27,875
                                                                                     ---------------------------------------
                                                                                              2,088,592           1,967,101
Accumulated depreciation                                                                     (1,315,413)         (1,220,294)
                                                                                     ---------------------------------------
Total                                                                                         $ 773,179           $ 746,807
                                                                                     =======================================

                          Verizon West Virginia Inc.


4.    LEASES

      We lease certain facilities and equipment for use in our operations under both capital and operating leases. We did not incur any initial capital lease obligations in 2000 or 1999. In 1998, we incurred $490,000 in initial capital lease obligations.

      Capital lease amounts included in plant, property and equipment are as follows:

                                                                                                 December 31
                                                                                     ---------------------------------------
(Dollars in Thousands)                                                                         2000                 1999
----------------------------------------------------------------------------------------------------------------------------
Capital leases                                                                                   $766                $766
Accumulated amortization                                                                        (278)               (209)
                                                                                     ---------------------------------------
Total                                                                                            $488                $557
                                                                                     =======================================

      Total rent expense amounted to $20,071,000 in 2000, $17,857,000 in 1999 and $18,435,000 in 1998. Of these amounts, $7,078,000 in 2000, $7,773,000 in
1999 and $10,862,000 in 1998 were lease payments to affiliated companies.

      This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2000:


(Dollars in Thousands)
Years                                                                              Capital Leases      Operating Leases
-------------------------------------------------------------------------------------------------------------------------
2001                                                                                          $ 204                 $ 946
2002                                                                                              9                   765
2003                                                                                             --                   739
2004                                                                                             --                   483
2005                                                                                             --                    85
Thereafter                                                                                       --                    --
                                                                                -------------------------------------------
Total minimum rental commitments                                                                213                $3,018
                                                                                                      =====================
Less interest                                                                                     7
                                                                                ---------------------
Present value of minimum lease payments                                                         206
Less current installments                                                                       197
                                                                                ---------------------
Long-term obligation at December 31, 2000                                                      $  9
                                                                                =====================

5.    DEBT

      Debt Maturing Within One Year

      Debt maturing within one year consists of the following at December 31:


(Dollars in Thousands)                                                                         2000                  1999
--------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (VNFC)                                                            $150,140               $61,798
Long-term debt maturing within one year                                                          197                25,177
                                                                                -------------------------------------------
Total debt maturing within one year                                                         $150,337               $86,975
                                                                                ===========================================

Weighted average interest rate for note payable outstanding at year-end                         6.6%                  5.9%
                                                                                ===========================================

      We have a contractual agreement with an affiliated company, Verizon Network Funding Corporation (VNFC), for the provision of short-term financing and cash management services. VNFC issues commercial paper and obtains bank loans to fund the working capital requirements of Verizon Communications' network services subsidiaries, including us, and invests funds in temporary investments on their behalf.

                          Verizon West Virginia Inc.

      Long-Term Debt

      Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:


Description                                                  Interest Rate      Maturity            2000           1999
-------------------------------------------------------------------------------------------------------------------------
                                                                                                (Dollars in Thousands)
Forty year debenture                                                   5.00%          2000        $   ---        $25,000
Ten year debenture                                                      6.05          2003         50,000         50,000
Twelve year debenture                                                      7          2004         50,000         50,000
Forty year debenture                                                   7 1/4          2013         50,000         50,000
Forty year debenture                                                   8.40           2029         50,000         50,000
                                                                                              ----------------------------
                                                                                                  200,000        225,000
Unamortized discount and premium, net                                                                (655)          (788)
Capital lease obligations - average rate 6.5% and 6.6%                                                206            383
                                                                                              ----------------------------
Total long-term debt, including current maturities                                                199,551        224,595
Less maturing within one year                                                                         197         25,177
                                                                                              ----------------------------
Total long-term debt                                                                             $199,354       $199,418
                                                                                              ============================

      Our long-term debt outstanding at December 31, 2000 includes $50,000,000 that is callable. The call price is 101.51% of face value.

      In 1998, we recorded an extraordinary charge associated with the early extinguishment of $40,000,000 of 7.25% debentures due in 2009. This charge reduced net income by $263,000 (net of an income tax benefit of $182,000).


6.    FINANCIAL INSTRUMENTS

      Concentrations of Credit Risk

      Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $56,746,000 in 2000, $56,663,000 in 1999 and $57,719,000 in
1998.

      Fair Values of Financial Instruments

      The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                                          Valuation Method
-------------------------------------------------------------------------------------------------------------------------
Note payable to affiliate (VNFC)                               Carrying amounts
   and short-term investments
Debt (excluding capital leases)                                Future cash flow discounted at current rates

                                                                           2000                          1999
                                                               -----------------------------------------------------------
                                                                     Carrying                      Carrying
                                                                       Amount     Fair Value         Amount    Fair Value
--------------------------------------------------------------------------------------------------------------------------
                                                                                 (Dollars in Thousands)
Debt                                                                 $349,485       $354,352       $286,010      $285,961

                          Verizon West Virginia Inc.


7.    COMPREHENSIVE INCOME

      Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

      The change in other comprehensive loss, net of income tax expense (benefit), is as follows:

                                                                                        Years ended December 31
                                                                              --------------------------------------------
(Dollars in Thousands)                                                                2000           1999           1998
--------------------------------------------------------------------------------------------------------------------------
Other comprehensive income (loss):
   Minimum pension liability adjustment (net of income taxes of $37, $68
        and $(105))                                                                    $ 53           $ 99          $(152)
                                                                              --------------------------------------------
                                                                                       $ 53           $ 99          $(152)
                                                                              ============================================

      Accumulated other comprehensive loss is comprised of the following:

                                                                                                      December 31
                                                                                             ----------------------------
(Dollars in Thousands)                                                                               2000           1999
-------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive loss:
   Minimum pension liability adjustment                                                               $ ---         $ (53)
                                                                                              ----------------------------
                                                                                                      $ ---         $ (53)
                                                                                              ============================

8.    STOCK INCENTIVE PLANS

      We participate in stock-based compensation plans sponsored by Verizon Communications. Verizon Communications applies APB Opinion No. 25 and related interpretations in accounting for the plans and has adopted the disclosure-only provisions of SFAS No. 123. If Verizon Communications had elected to recognize compensation expense based on the fair value at the grant dates for 1998 and subsequent awards consistent with the provisions of SFAS No. 123, our net income would have been changed to the pro forma amounts indicated below:


                                                                                             Years ended December 31
                                                                                      ------------------------------------
  (Dollars in Thousands)                                                               2000           1999           1998
  ------------------------------------------------------------------------------------------------------------------------
Net income:
  As reported                                                                      $127,016       $118,685        $85,786
  Pro forma                                                                         125,689        117,740         84,743

      The pro forma net income amounts were determined using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                                                                       2000           1999           1998
  ------------------------------------------------------------------------------------------------------------------------
Dividend yield                                                                         3.3%           3.4%           3.9%
Expected volatility                                                                   27.5%          20.0%          18.4%
Risk-free interest rate                                                                6.2%           5.3%           5.6%
Expected lives (in years)                                                               6              6              6

      The weighted average value of options granted was $13.09 per option during 2000, $11.58 per option during 1999 and $7.36 per option during 1998.


9.    EMPLOYEE BENEFITS

      We participate in the Verizon Communications benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis and to encourage employees to acquire and maintain an equity interest in Verizon Communications.

                          Verizon West Virginia Inc.

      The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2000.

Pension and Other Postretirement Benefits

       Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                                 Years ended December 31
                                                                                        ----------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Thousands)                                     2000       1999        1998        2000        1999       1998
--------------------------------------------------------------------------------------------------------------------------
 Net periodic benefit (income) cost                    $(21,064)  $(12,615)    $(9,810)   $(1,978)        $215     $1,124

      Amounts recognized on the balance sheets consist of:

                                                                                                             December 31
                                                                                        ----------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Thousands)                                           2000             1999              2000             1999
--------------------------------------------------------------------------------------------------------------------------
 Prepaid pension asset                                        $19,265              ---                ---              ---
 Employee benefit obligations                                  (1,474)         $(4,095)         $(78,770)        $(82,180)
 Other assets                                                     ---              103               ---              ---
 Accumulated other comprehensive loss                             ---               90               ---              ---

      The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions) and plan amendments.

Assumptions

      The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                                     Pension                    Healthcare and Life
                                                          -----------------------------------------------------------------
                                                              2000        1999      1998       2000        1999       1998
---------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.75%       8.00%     7.00%      7.75%       8.00%      7.00%
Long-term rate of return on plan assets for the year         9.25        9.00      8.90       9.25        9.00       8.90
Rate of future increases in compensation at end of year      5.00        4.00      4.00       4.00        4.20       4.00
Medical cost trend rate at end of year                                                        5.00        5.50       6.00
   Ultimate (year 2001)                                                                       5.00        5.00       5.00
Dental cost trend rate at end of year                                                         3.50        3.50       3.50
   Ultimate (year 2002)                                                                       3.00        3.00       3.00

Savings Plans and Employee Stock Ownership Plans

      Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains two leveraged employee stock ownership plans (ESOPs) for its employees of the former Bell Atlantic Companies. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $2,210,000 in 2000, $1,570,000 in 1999 and $1,339,000 in 1998.

                          Verizon West Virginia Inc.


10.   INCOME TAXES

      The components of income tax expense are presented in the following table:

                                                                                      Years Ended December 31
                                                                         --------------------------------------------------
  (Dollars in Thousands)                                                            2000             1999             1998
  -------------------------------------------------------------------------------------------------------------------------
Current:
   Federal                                                                       $49,251          $51,337          $43,599
   State and local                                                                11,700            8,882           12,276
                                                                         --------------------------------------------------
                                                                                  60,951           60,219           55,875
                                                                         --------------------------------------------------
Deferred:
   Federal                                                                        19,380           11,722            2,814
   State and local                                                                 6,550            3,375              899
                                                                         --------------------------------------------------
                                                                                  25,930           15,097            3,713
                                                                         --------------------------------------------------
                                                                                  86,881           75,316           59,588
Investment tax credits                                                              (795)            (987)          (1,194)
                                                                         --------------------------------------------------
Total income tax expense                                                         $86,086          $74,329          $58,394
                                                                         ==================================================

      The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                                                      Years Ended December 31
                                                                         --------------------------------------------------
                                                                                    2000             1999             1998
  -------------------------------------------------------------------------------------------------------------------------
Statutory federal income tax rate                                                  35.0%            35.0%            35.0%
Investment tax credits                                                              (.2)             (.3)             (.5)
State income taxes, net of federal tax benefits                                     5.6              4.1              5.9
Other, net                                                                           --              (.3)              --
                                                                         --------------------------------------------------
Effective income tax rate                                                          40.4%            38.5%            40.4%
                                                                         ==================================================

      Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                                                                      December 31
                                                                                           ---------------------------------
(Dollars in Thousands)                                                                               2000             1999
----------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
   Depreciation                                                                                   $93,758          $99,280
   Software                                                                                         6,386            2,228
   Other                                                                                            8,645           11,771
                                                                                          ---------------------------------
                                                                                                  108,789          113,279
                                                                                          ---------------------------------
Deferred tax assets:
   Employee benefits                                                                              (33,160)         (55,193)
   Allowance for uncollectible accounts                                                            (4,436)          (3,074)
   Other                                                                                           (6,117)         (15,552)
                                                                                          ---------------------------------
                                                                                                  (43,713)         (73,819)
                                                                                          ---------------------------------
Net deferred tax liability                                                                        $65,076          $39,460
                                                                                          =================================

      Deferred tax assets include approximately $48,800,000 at December 31, 2000 and $53,300,000 at December 31, 1999 related to postretirement benefit costs recognized under SFAS No. 106. This deferred tax asset will gradually be realized over the estimated lives of current retirees and employees.

                          Verizon West Virginia Inc.


11.   ADDITIONAL FINANCIAL INFORMATION

      The tables below provide additional financial information related to our financial statements:

                                                                                                       December 31
                                                                                            ------------------------------
(Dollars in Thousands)                                                                                2000           1999
--------------------------------------------------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
   Accounts payable - other                                                                         $37,993         $49,809
   Accounts payable - affiliates                                                                     23,754          43,827
   Accrued vacation pay                                                                               8,418           8,854
   Accrued taxes                                                                                     22,848           8,389
   Accrued expenses                                                                                   9,080           5,655
   Interest payable - other                                                                           4,022           4,362
   Interest payable - affiliates                                                                        830             281
                                                                                              ------------------------------
                                                                                                   $106,945        $121,177
                                                                                              ==============================

Other current liabilities:
   Advance billings and customer deposits                                                           $16,931         $16,091
   Deferred income taxes                                                                                ---              79
   Other                                                                                             16,628             ---
                                                                                              ------------------------------
                                                                                                    $33,559         $16,170
                                                                                              ==============================

                                                                                         Years Ended December 31
                                                                            -----------------------------------------------
(Dollars in Thousands)                                                                2000            1999           1998
---------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
   Income taxes, net of amounts refunded                                             $47,414        $60,130         $63,849
   Interest, net of amounts capitalized                                               18,762         16,415          16,556

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                 18,935         16,827          16,416
Capitalized interest                                                                   1,992          1,006           1,399
Advertising expense                                                                      664          3,280           4,096

      Advertising expense includes $664,000 in 2000, $3,280,000 in 1999 and $3,975,000 in 1998 allocated to us by Verizon Services Corp.

      At December 31, 2000 and 1999, $3,573,000 and $5,581,000 of bank overdrafts were classified as accounts payable.


12.   TRANSACTIONS WITH AFFILIATES

      Our financial statements include transactions with Verizon Services Corp. (Verizon Services), Verizon Network Funding Corporation (VNFC), Verizon Communications, and various other affiliates.

      We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries, including us. These services include administration, marketing, product advertising, sales, information systems, network technology planning, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance and staff support in finance, external affairs, legal and corporate secretary, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

      We recognize interest expense and income in connection with contractual arrangements with VNFC to provide short-term financing, investing and cash management services to us (see Note 5).

                          Verizon West Virginia Inc.


      Operating revenues include amounts from affiliates in connection with an interstate revenue sharing arrangement with Verizon Communications' operating telephone subsidiaries. Other operating revenues and expenses also include miscellaneous items of income and expense resulting from transactions with other affiliates, primarily rental of facilities and equipment.

      In December 2000, we transferred our advanced data assets, with a net book value of approximately $1,700,000 for a .72% indirect ownership interest in Verizon Advanced Data Inc. (VADI). VADI is an affiliated company which provides new exchange access services. In connection with our investment, we record equity income/(losses).

      In June 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Verizon Communications at its fair value in accordance with a Federal Communications Commission order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $22,672 to receive a .45% ownership interest in SMS/800. Our ownership percentage has increased to .56% as a result of the merger of SBC Communications Inc. and Ameritech Corporation. In connection with our investment, we record equity income and receive cash dividends.

      We also paid cash dividends to our parent, Verizon Communications.

      Transactions with affiliates are summarized as follows:

                                                                                        Years Ended December 31
                                                                              ----------------------------------------------
(Dollars in Thousands)                                                               2000            1999           1998
--------------------------------------------------------------------------------------------------------------------------
Operating revenues:
   Interstate revenue sharing from affiliates                                       $25,898        $25,898         $25,898
   Other revenue from affiliates                                                     25,135         23,748          20,933
                                                                              --------------------------------------------
                                                                                     51,033         49,646          46,831
                                                                              --------------------------------------------
Operating expenses:
   Verizon Services - network                                                        41,328         38,834          59,474
   Verizon Services - other                                                          74,941         66,523          53,869
   Other                                                                              7,598          8,158          11,233
                                                                              --------------------------------------------
                                                                                    123,867        113,515         124,576
                                                                              --------------------------------------------
Other income:
   Equity income from SMS/800                                                           332            133             ---
   Equity loss from VADI                                                               (284)           ---             ---
   Interest income from VNFC                                                            ---             28             465
                                                                              --------------------------------------------
                                                                                         48            161             465
                                                                              --------------------------------------------

Interest expense to VNFC                                                              6,195          1,860           1,000

Dividends paid to Verizon Communications                                            101,200         93,800          87,400

Dividends received from SMS/800                                                         162            133             ---

      Outstanding balances with affiliates are reported on the balance sheets at December 31, 2000 and 1999 as Accounts Receivable - Affiliates, Note Payable to Affiliate and Accounts Payable and Accrued Liabilities - Affiliates.

      On February 1, 2001, we declared and paid a dividend in the amount of $22,500,000 to Verizon Communications.

                          Verizon West Virginia Inc.


13.   COMMITMENTS AND CONTINGENCIES

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

      Several federal regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each will be resolved, is not presently determinable.

      Federal and state regulatory conditions to the Bell Atlantic-GTE merger include certain commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.


14.   SEGMENT INFORMATION

      We have one reportable segment, which provides domestic wireline telecommunications services. Specifically, we provide local telephone services including voice and data transport, enhanced and custom calling features, network access, directory assistance and private lines. In addition, we provide customer premises equipment distribution, billing and collection and pay telephone services.


15.   QUARTERLY FINANCIAL INFORMATION (unaudited)

                                                                                               Income Before
                                                               Operating         Operating     Extraordinary    Net Income
Quarter Ended                                                   Revenues            Income              Item
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
2000:
March 31                                                        $162,466          $ 59,285          $ 33,025      $ 33,025
June 30*                                                         161,644            44,929            25,642        25,642
September 30                                                     169,431            62,282            34,144        34,144
December 31                                                      175,116            63,064            34,205        34,205
                                                           ------------------------------------------------------------------
Total                                                           $668,657          $229,560          $127,016      $127,016
                                                           ==================================================================

1999:
March 31                                                        $154,290           $48,592           $30,593       $30,593
June 30                                                          156,886            50,471            27,602        27,602
September 30                                                     161,398            57,177            31,464        31,464
December 31                                                      158,382            53,198            29,026        29,026
                                                           ------------------------------------------------------------------
Total                                                           $630,956          $209,438          $118,685      $118,685
                                                           ==================================================================

*Results of operations for the second quarter of 2000 include costs related to the Bell Atlantic - GTE merger.

                          Verizon West Virginia Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2000, 1999 and 1998
                             (Dollars in Thousands)

                                                                  Additions
                                                      ----------------------------------
                              Balance at Charged to
                                      Beginning of        Charged to    Other Accounts        Deductions    Balance at End
Description                                 Period          Expenses           Note(a)          Note (b)         of Period
---------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:

Year 2000                                     $7,546            $9,850           $12,845           $17,362           $12,879

Year 1999                                     $7,315            $5,209            $7,632           $12,610            $7,546

Year 1998                                     $5,177            $5,413            $8,409           $11,684            $7,315


Merger-Related Costs:

Year 2000                                     $7,675            $6,699             $ ---            $8,598            $5,776

Year 1999                                     $8,546             $ ---             $ ---             $ 871            $7,675

Year 1998                                     $9,359             $ ---             $ ---             $ 813            $8,546


(a) (1) Allowance for Uncollectible Accounts receivable includes amounts previously written off which were credited directly to this account when recovered, and (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed.

(b)      Amounts written off as uncollectible, utilized or paid.

Form 10-K for 2000
File No. 1-7150
Page 1 of 1

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

                3a(iii) Articles of Incorporation Profit Amendment, dated June
                        30, 2000. (Exhibit 3a(iii) to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-7150.)

         3b By-Laws of the registrant, as amended December 15, 1995. (Exhibit 3b to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

                3b(i) Consent of Sole Stockholder of Verizon West Virginia Inc., dated December 15, 1995. (Exhibit 3b(i) to the registrant's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-7150.)

         4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

         10a Agreement among Verizon Services Corp. and the Verizon Communications Inc. telephone subsidiaries, dated November 7, 1983. (Exhibit 10b to Verizon Communications Inc. Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-8606.)

         23a    Consent of Independent Auditors.

         23b    Consent of Independent Accountants.