Form 10-Q
period 2001-03-31
VERIZON WEST VIRGINIA INC
filed 2001-05-15
CIK 19724

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             _____________________

                                   FORM 10-Q
                             _____________________

     (Mark one)

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

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



THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ----

                          Verizon West Virginia Inc.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                        CONDENSED STATEMENTS OF INCOME


                                                                                               Three Months Ended March 31,
                                                                                    ---------------------------------------------
(Dollars in Thousands) (Unaudited)                                                               2001                  2000
---------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $14,964 and $12,351 from affiliates)                                           $172,705               $162,466
                                                                                    ---------------------------------------------

OPERATING EXPENSES
Operations and support (including $26,960 and $24,979 to affiliates)                            71,100                 71,415
Depreciation and amortization                                                                   33,654                 31,766
                                                                                    ---------------------------------------------
                                                                                               104,754                103,181
                                                                                    ---------------------------------------------

OPERATING INCOME                                                                                67,951                 59,285

OTHER INCOME AND (EXPENSE), NET
    (including $(954) and $16 from affiliates)                                                   (786)                    670

INTEREST EXPENSE
    (including $2,117 and $1,008 to affiliate)                                                   4,951                  4,261
                                                                                    ---------------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                        62,214                 55,694

PROVISION FOR INCOME TAXES                                                                      25,762                 22,669
                                                                                    ---------------------------------------------

NET INCOME                                                                                    $ 36,452                $33,025
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Thousands) (Unaudited)                                                      March 31, 2001         December 31, 2000
---------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                                      $    6,154                $    9,231
Accounts receivable:
   Trade and other, net of allowances for
       uncollectibles of $12,799 and $12,879                                                   133,007                   131,175
   Affiliates                                                                                   30,660                    15,647
Material and supplies                                                                            2,599                     2,185
Prepaid expenses                                                                                 2,390                     3,470
Deferred income taxes                                                                              525                       231
Other                                                                                           17,565                    16,982
                                                                                    ---------------------------------------------
                                                                                               192,900                   178,921
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                2,137,738                 2,088,592
Less accumulated depreciation                                                                1,339,758                 1,315,413
                                                                                    ---------------------------------------------
                                                                                               797,980                   773,179
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                           24,529                    19,265
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                    62,784                    68,393
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                $1,078,193                $1,039,758
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS


                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Thousands) (Unaudited)                                                   March 31, 2001          December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                             $  141,776                 $  150,140
   Other                                                                                        156                        197
Accounts payable and accrued liabilities:
   Affiliates                                                                                32,828                     24,584
   Other                                                                                    101,269                     82,361
Other liabilities                                                                            34,153                     33,559
                                                                                 ----------------------------------------------
                                                                                            310,182                    290,841
                                                                                 ----------------------------------------------

LONG-TERM DEBT                                                                              199,385                    199,354
                                                                                 ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 91,872                     92,091
                                                                                 ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                        71,456                     65,307
Unamortized investment tax credits                                                            3,609                      3,757
Other                                                                                        53,380                     54,051
                                                                                 ----------------------------------------------
                                                                                            128,445                    123,115
                                                                                 ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                  264,065                    264,065
Capital surplus                                                                               7,419                      7,419
Reinvested earnings                                                                          76,825                     62,873
                                                                                 ----------------------------------------------
                                                                                            348,309                    334,357
                                                                                 ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                            $1,078,193                 $1,039,758
                                                                                 ==============================================


                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                                               Three Months Ended March 31,
                                                                                    ---------------------------------------------
(Dollars in Thousands) (Unaudited)                                                              2001                   2000
---------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $  86,556              $  88,403
                                                                                    ---------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                           3,077                  3,133
Capital expenditures                                                                         (56,725)               (35,493)
Other, net                                                                                      (788)                (6,785)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                        (54,436)               (39,145)
                                                                                    ---------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                 (46)               (25,043)
Net change in note payable to affiliate                                                       (8,364)                 5,752
Dividend paid                                                                                (22,500)               (26,700)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                                       (1,210)                (3,267)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                        (32,120)               (49,258)
                                                                                    ---------------------------------------------

NET CHANGE IN CASH                                                                               ---                    ---

CASH, BEGINNING OF PERIOD                                                                        ---                    ---
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                        $     ---              $     ---
                                                                                    =============================================


                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.    Basis of Presentation

      Verizon West Virginia Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2001 presentation.

2.    Revenue Recognition

      We recognize revenue when services are rendered based on usage of our local exchange network and facilities. For other products and services, revenues are generally recognized when services are rendered or products are delivered to customers.

      We defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent incremental direct costs associated with certain nonrecurring fees, such as service activation and installation fees.

3.    Long-Lived Assets

      We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

4.    Dividend

      On May 1, 2001 we declared and paid a dividend in the amount of $26,000,000 to Verizon Communications.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

6.    Shareowner's Investment

                                                                               Common           Capital          Reinvested
(Dollars in Thousands)                                                          Stock           Surplus            Earnings
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                                 $264,065            $7,419             $62,873
Net income                                                                                                           36,452
Dividend declared to Verizon Communications                                                                         (22,500)
                                                                        ------------------------------------------------------
Balance at March 31, 2001                                                    $264,065            $7,419             $76,825
                                                                        ======================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2001 and 2000.

                          Verizon West Virginia Inc.

7.    Commitments and Contingencies

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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $36,452,000 for the three month period ended March 31, 2001, compared to net income of $33,025,000 for the same period in 2000. Our results were affected by merger-related costs recorded in the first quarter of 2001, as described below.

Merger-related Costs

      In connection with the Bell Atlantic-GTE merger, which was completed in June 2000, we recorded pre-tax transition costs of $901,000 in the first quarter of 2001 (including $690,000 allocated from Verizon Services Corp.). These costs were recorded in Operations and Support Expense. Verizon Services Corp. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications) that provides various centralized services on behalf of Verizon Communications' subsidiaries.

      Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs were expensed as incurred.



OPERATING REVENUE STATISTICS
----------------------------

                                                                               2001                 2000           % Change
--------------------------------------------------------------------------------------------------------------------------------
At March 31,
Access Lines in Service (in thousands)*
   Residence                                                                    632                  627                 .8%
   Business                                                                     273                  263                3.8
   Public                                                                        10                   10                ---
                                                                  ------------------------------------------
                                                                                915                  900                1.7
                                                                  ==========================================
Three Months Ended March 31,
Minutes of Use from Carriers and CLECs  (in millions)                           962                  931                3.3
                                                                  ==========================================

*2000 reflects a restatement of access lines in service


OPERATING REVENUES
------------------
(Dollars in Thousands)

                                                                                                  Three Months Ended March 31,
                                                                                          -------------------------------------
                                                                                                        2001              2000
-------------------------------------------------------------------------------------------------------------------------------
Local services                                                                                      $ 98,457          $ 94,574
Network access services                                                                               58,560            51,681
Long distance services                                                                                 6,191             7,499
Other services                                                                                         9,497             8,712
                                                                                            ------------------------------------
Total                                                                                               $172,705          $162,466
                                                                                            ====================================

                          Verizon West Virginia Inc.

LOCAL SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                     $3,883           4.1%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire-maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues increased in the first quarter of 2001 primarily due to higher usage of our network facilities. This growth was generated, in part, by an increase in access lines in service of 1.7% from March 31, 2000.


NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                     $6,879          13.3%
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

      Network access revenue growth in the first quarter of 2001 was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services.

      This increase was partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The West Virginia Public Service Commission (WVPSC) regulates us with respect to certain intrastate rates and services and certain other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan will be in effect through June 2001.


LONG DISTANCE SERVICES

      2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                    $(1,308)        (17.4)%
--------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the WVPSC except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service
(WATS).

      Long distance service revenues declined in the first quarter of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

                          Verizon West Virginia Inc.


OTHER SERVICES

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      First Quarter                                       $785           9.0%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (coin) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Other service revenues increased in the first quarter of 2001 primarily due to higher revenue from our billing and collection services.


OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                      $(315)          (.4)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from Verizon Services Corp., rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The decrease in operations and support expenses was primarily attributable to lower cost for material and for uncollectible accounts receivable associated with our billing and collection services. Operations and support expenses were further decreased by the effect of the settlement of a legal matter in the first quarter of 2000. These decreases were partially offset by higher centralized service expenses allocated from Verizon Services Corp. and other affiliates.

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network. In March 2000, the United States Court of Appeals for the District of Columbia Circuit reversed and remanded the FCC's February 1999 order that concluded that calls to the Internet through Internet service providers (ISP) do not terminate at the ISP but are single interstate calls. The FCC had concluded that calls to the Internet are not therefore subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act, but left it to state regulatory commissions to determine whether local interconnection agreements entered into with competing carriers required the payment of compensation on such calls.

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      First Quarter                                     $1,888           5.9%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first quarter of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      First Quarter                                    $(1,456)       (217.3)%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, was primarily attributable to equity losses recognized from our investment in Verizon Advanced Data Inc.
(VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At March 31, 2001, our ownership interest in VADI was .72%. Additional interest income associated with the settlement of a tax-related matter in the first quarter of 2000 also contributed to the change in other income and (expense), net.

                          Verizon West Virginia Inc.

INTEREST EXPENSE

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      First Quarter                                       $690          16.2%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first quarter of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
--------------------------------------------------------------------------------
      2001                                                      41.4%
--------------------------------------------------------------------------------
      2000                                                      40.7%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first quarter of 2001, principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                          Verizon West Virginia Inc.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K


              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2001.

                          Verizon West Virginia Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            Verizon West Virginia Inc.




Date:  May 15, 2001                         By  /s/ Edwin F. Hall
                                                ------------------------------
                                                    Edwin F. Hall
                                                    Principal Financial Officer
                                                    and Controller






       UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 7, 2001.