Form 10-Q
period 2001-06-30
VERIZON WEST VIRGINIA INC
filed 2001-08-14
CIK 19724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

                           Verizon West Virginia Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                               Three Months Ended June 30,          Six Months Ended June 30,
                                                              ----------------------------------------------------------------
(Dollars in Thousands) (Unaudited)                                  2001            2000            2001            2000
------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  (including $16,427, $11,373, $31,391 and $23,724 from
    affiliates)                                                   $176,107         $161,644        $348,812        $324,110
                                                              ----------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $32,850, $35,137, $59,810
 and $60,116 to affiliates)                                         71,536           83,869         142,636         155,284
Depreciation and amortization                                       34,597           32,846          68,251          64,612
                                                              ----------------------------------------------------------------
                                                                   106,133          116,715         210,887         219,896
                                                              ----------------------------------------------------------------
OPERATING INCOME                                                    69,974           44,929         137,925         104,214

OTHER INCOME AND (EXPENSE), NET
  (including $(316), $198, $(1,270) and $214 from affiliates)         (211)           1,774            (997)          2,444

INTEREST EXPENSE
  (including $1,619, $1,260, $3,736 and $2,268 to affiliate)         4,644            4,381           9,595           8,642
                                                              ----------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                            65,119           42,322         127,333          98,016

PROVISION FOR INCOME TAXES                                          26,584           16,680          52,346          39,349
                                                              ----------------------------------------------------------------

NET INCOME                                                        $ 38,535         $ 25,642        $ 74,987        $ 58,667
                                                              ================================================================

                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Thousands)                                                                  June 30, 2001        December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                      $    3,077                $    9,231
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $14,602 and $12,879                127,560                   131,175
   Affiliates                                                                                   18,511                    15,647
Material and supplies                                                                            2,677                     2,185
Prepaid expenses                                                                                 6,678                     3,470
Deferred income taxes                                                                            1,397                       231
Other                                                                                           18,048                    16,982
                                                                                    ---------------------------------------------
                                                                                               177,948                   178,921
                                                                                    ---------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                2,168,452                 2,088,592
Less accumulated depreciation                                                                1,359,139                 1,315,413
                                                                                    ---------------------------------------------
                                                                                               809,313                   773,179
                                                                                    ---------------------------------------------

PREPAID PENSION ASSET                                                                           34,658                    19,265
                                                                                    ---------------------------------------------

OTHER ASSETS                                                                                    58,971                    68,393
                                                                                    ---------------------------------------------

TOTAL ASSETS                                                                                $1,080,890                $1,039,758
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

                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Thousands)                                                                June 30, 2001          December 31, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                             $  125,271                 $  150,140
   Other                                                                                        156                        197
Accounts payable and accrued liabilities:
   Affiliates                                                                                28,302                     24,584
   Other                                                                                    105,115                     82,361
Other liabilities                                                                            35,231                     33,559
                                                                               ------------------------------------------------
                                                                                            294,075                    290,841
                                                                               ------------------------------------------------

LONG-TERM DEBT                                                                              199,372                    199,354
                                                                               ------------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                 91,525                     92,091
                                                                               ------------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                        78,237                     65,307
Unamortized investment tax credits                                                            3,461                      3,757
Other                                                                                        53,376                     54,051
                                                                               ------------------------------------------------
                                                                                            135,074                    123,115
                                                                               ------------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                  264,065                    264,065
Capital surplus                                                                               7,419                      7,419
Reinvested earnings                                                                          89,360                     62,873
                                                                               ------------------------------------------------
                                                                                            360,844                    334,357
                                                                               ------------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                            $1,080,890                 $1,039,758
                                                                               ================================================

                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                 Six Months Ended June 30,
                                                                                   --------------------------------------------
(Dollars in Thousands) (Unaudited)                                                              2001                   2000
-------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  $ 170,986               $132,081
                                                                                    -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                           6,154                  6,267
Capital expenditures                                                                        (102,218)               (73,067)
Other, net                                                                                       115                 (9,774)
                                                                                    -------------------------------------------
Net cash used in investing activities                                                        (95,949)               (76,574)
                                                                                    -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                 (93)               (25,087)
Net change in note payable to affiliate                                                      (24,869)                24,321
Dividends paid                                                                               (48,500)               (52,700)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                                       (1,575)                (2,041)
                                                                                    -------------------------------------------
Net cash used in financing activities                                                        (75,037)               (55,507)
                                                                                    -------------------------------------------

NET CHANGE IN CASH                                                                               ---                    ---

CASH, BEGINNING OF PERIOD                                                                        ---                    ---
                                                                                    -------------------------------------------

CASH, END OF PERIOD                                                                        $     ---               $    ---
                                                                                    ===========================================

                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon West Virginia Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2000 Annual Report on Form 10-K.

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

4.    Dividend

      On August 1, 2001 we declared and paid a dividend in the amount of $26,000,000 to Verizon Communications.

5.    Derivatives and Hedging Activities

      Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We presently do not have any derivative instruments or hedging activities and, consequently, SFAS No. 133 did not have an impact on our financial statements.

6.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial

                           Verizon West Virginia Inc.

recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

7.    Merger Charges

      In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $3,275,000 pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $3,371,000 for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $2,688,000 in the first six months of 2001 and $403,000 in the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $4,531,000. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $53,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

8.    Shareowner's Investment

                                                             Common           Capital          Reinvested
(Dollars in Thousands)                                        Stock           Surplus            Earnings
----------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                               $264,065            $7,419            $ 62,873
Net income                                                                                         74,987
Dividends declared to Verizon Communications                                                      (48,500)
                                                     -----------------------------------------------------
Balance at June 30, 2001                                   $264,065            $7,419            $ 89,360
                                                     =====================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2001 and 2000.

9.    Commitments and Contingencies

      Various legal actions and regulatory proceedings are pending to which we are a party and claims which, if asserted, may lead to other legal actions. We have established reserves for specific liabilities in connection with regulatory and legal matters that we currently deem to be probable and estimable. We do not expect that the ultimate resolution of pending regulatory and legal matters in future periods will have a material effect on our financial condition, but it could have a material effect on our results of operations.

      Several regulatory matters may require us to refund a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

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


RESULTS OF OPERATIONS
---------------------

      We reported net income of $74,987,000 for the six month period ended June 30, 2001, compared to net income of $58,667,000 for the same period in 2000.

       Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                                                         (Dollars in Thousands)
Six Months Ended June 30                                                                            2001                  2000
-------------------------------------------------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                                                         $  ---               $    12
                                                                                        ----------------------------------------
Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                                                  ---                 3,371
  Bell Atlantic-GTE merger severance costs                                                           ---                 3,275
  Bell Atlantic-GTE merger transition costs                                                        2,688                   403
  Bell Atlantic-GTE merger related costs                                                             ---                    53
  Other charges and special items                                                                    ---                 4,939
                                                                                        ----------------------------------------
                                                                                                   2,688                12,041
                                                                                        ----------------------------------------
Interest Expense
   Regulatory contingency                                                                            ---                     4
                                                                                        ----------------------------------------
Net impact on pre-tax income                                                                      $2,688               $12,057
                                                                                        ========================================

      What follows is a further explanation of the nature of these special items.

Merger Charges

       In connection with the merger of Bell Atlantic and GTE on June 30, 2000, we incurred charges associated with employee severance of $3,275,000 pre-tax. Employee severance costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. During the second quarter of 2000, in connection with the merger, we also recorded a pre-tax charge of $3,371,000 for direct, incremental merger-related costs, including compensation, professional services and other direct costs.

      In addition, we recorded pre-tax merger-related transition costs of $2,688,000 in the first six months of 2001 and $403,000 in the first six months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $53,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $16,000. We recorded a reduction to operating revenue in the amount of $12,000 and a charge to interest expense of $4,000. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest. In the second quarter of 2000, we also recorded other charges and special items totaling approximately $4,939,000.

                           Verizon West Virginia Inc.

These charges included costs for the write-off of accounts receivable, legal contingencies and other miscellaneous items.

      These and other items affecting the comparison of our results of operations for the six month periods ended June 30, 2001 and 2000 are discussed in the following sections.


OPERATING REVENUES
------------------
(Dollars in Thousands)


Six Months Ended June 30,                                            2001              2000
---------------------------------------------------------------------------------------------
Local services                                                   $197,581          $188,230
Network access services                                           120,087           103,741
Long distance services                                             11,953            14,627
Other services                                                     19,191            17,512
                                                         ------------------------------------
Total                                                            $348,812          $324,110
                                                         ====================================


LOCAL SERVICES

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Six Months                                        $9,351           5.0%
--------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers, certain data transport revenues and wireless interconnection revenues.

      Local service revenues increased in the first six months of 2001 primarily due to higher usage of our network facilities.


NETWORK ACCESS SERVICES

      2001 - 2000                                               Increase
--------------------------------------------------------------------------------
      Six Months                                       $16,346          15.8%
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

      Network access revenues growth in the first six months of 2001 was mainly attributable to higher customer demand, primarily for special access services. This growth reflects a continuing expansion of the business market, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

      These increases were partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The West Virginia Public Service Commission (WVPSC) regulates us with respect to certain intrastate rates and services and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001.

                           Verizon West Virginia Inc.

LONG DISTANCE SERVICES

      2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
      Six Months                                     $(2,674)        (18.3)%
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

      Long distance service revenues declined in the first six months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.


OTHER SERVICES

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      Six Months                                      $1,679           9.6%
--------------------------------------------------------------------------------

      Our other services include such services as billing and collections for long distance carriers and affiliates, facilities rentals to affiliates and nonaffiliates, public (pay) telephone, customer premises equipment (CPE) and sales of materials and supplies to affiliates. Other service revenues also include fees paid by customers for nonpublication of telephone numbers and multiple white page listings and fees paid by an affiliate for usage of our directory listings.

      Other service revenues increased in the first six months of 2001 primarily due to higher facilities rental revenues and higher revenue from our billing and collection services.


OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
      Six Months                                     $(12,648)        (8.1)%
--------------------------------------------------------------------------------

      Operations and support expenses consist of employee costs and other operating expenses. Employee costs consist of salaries, wages and other employee compensation, employee benefits and payroll taxes. Other operating expenses consist of contract services including centralized services expenses allocated from affiliates, rent, network software costs, operating taxes other than income, the provision for uncollectible accounts receivable, reciprocal compensation, and other costs.

      The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operations and support expenses were further reduced by lower pension and benefit costs primarily due to increased amortization of actuarial gains. Operating costs have also decreased due to business integration activities. These decreases were partially offset by higher centralized services expenses allocated from affiliates and an increase in the provision for uncollectible accounts receivable.

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

                           Verizon West Virginia Inc.

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


DEPRECIATION AND AMORTIZATION

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      Six Months                                      $3,639          5.6%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first six months of 2001 principally due to growth in depreciable telephone plant as a result of increased capital expenditures for higher growth services and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation and amortization.


OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                           (Decrease)
--------------------------------------------------------------------------------
      Six Months                                     $(3,441)         ---%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, was primarily attributable to additional interest income associated with the settlement of tax-related matters in 2000. Equity losses recognized from our investment in Verizon Advanced Data Inc. (VADI) also contributed to the change in other income and (expense), net. VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At June 30, 2001, our ownership interest in VADI was .71%.


INTEREST EXPENSE

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      Six Months                                        $953         11.0%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first six months of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was partially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction. The effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also offset the increase in expense, but to a lesser extent.


EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2001                                                      41.1%
--------------------------------------------------------------------------------
      2000                                                      40.1%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first six months of 2001, principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

                           Verizon West Virginia Inc.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination that is completed after June 30, 2001.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121. We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets in relation to the provisions of SFAS No. 142 to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

                           Verizon West Virginia Inc.

                           PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There were no proceedings reportable under this Item.


Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  Exhibit
                  Number
                  ------
                    12    Computation of Ratio of Earnings to Fixed Charges.

              (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2001.

                           Verizon West Virginia Inc.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         Verizon West Virginia Inc.




Date: August 13, 2001                    By  /s/ Edwin F. Hall
                                            ------------------------------------
                                                 Edwin F. Hall
                                                 Principal Financial Officer
                                                 and Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 8, 2001.