Form 10-Q
period 2001-09-30
VERIZON WEST VIRGINIA INC
filed 2001-11-14
CIK 19724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------

(Mark one)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

                           Verizon West Virginia Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME


                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                              --------------------------------------------------------------------
(Dollars in Thousands) (Unaudited)                                      2001             2000              2001             2000
----------------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
  (including $18,297, $12,454, $49,688 and $36,178
  from affiliates)                                                 $ 177,253        $ 169,431         $ 526,065        $ 493,541
                                                              --------------------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $30,360, $29,842, $90,170
  and $89,958 to affiliates)                                          64,356           73,963           206,992          229,247
Depreciation and amortization                                         34,544           33,186           102,795           97,798
                                                              ---------------------------------------------------------------------
                                                                      98,900          107,149           309,787          327,045
                                                              ---------------------------------------------------------------------

OPERATING INCOME                                                      78,353           62,282           216,278          166,496

OTHER INCOME AND (EXPENSE), NET
  (including $8, $48, $(1,262) and $262 from affiliates)                 132              184              (865)           2,628

INTEREST EXPENSE
  (including $1,028, $1,686, $4,764 and $3,954 to affiliate)           4,129            4,897            13,724           13,539
                                                              ---------------------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                              74,356           57,569           201,689          155,585

PROVISION FOR INCOME TAXES                                            30,273           23,425            82,619           62,774
                                                              ---------------------------------------------------------------------

NET INCOME                                                         $  44,083        $  34,144         $ 119,070        $  92,811
                                                              =====================================================================

                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Thousands)                                                          September 30, 2001       December 31, 2000
---------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
CURRENT ASSETS
Short-term investments                                                                  $      ---              $    9,231
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $17,829 and
   $12,879                                                                                 125,072                 131,175
   Affiliates                                                                               22,038                  15,647
Material and supplies                                                                        2,647                   2,185
Prepaid expenses                                                                             3,762                   3,470
Deferred income taxes                                                                        1,953                     231
Other                                                                                       16,898                  16,982
                                                                                -------------------------------------------
                                                                                           172,370                 178,921
                                                                                -------------------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                            2,184,384               2,088,592
Less accumulated depreciation                                                            1,383,605               1,315,413
                                                                                -------------------------------------------
                                                                                           800,779                 773,179
                                                                                -------------------------------------------

PREPAID PENSION ASSET                                                                       53,002                  19,265
                                                                                -------------------------------------------

OTHER ASSETS                                                                                61,792                  68,393
                                                                                -------------------------------------------

TOTAL ASSETS                                                                            $1,087,943              $1,039,758
                                                                                ===========================================

                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Thousands)                                                          September 30, 2001          December 31, 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                            $   85,286                 $  150,140
   Other                                                                                        14                        197
Accounts payable and accrued liabilities:
   Affiliates                                                                               49,609                     24,584
   Other                                                                                   109,155                     82,361
Other liabilities                                                                           35,523                     33,559
                                                                                 ---------------------------------------------
                                                                                           279,587                    290,841
                                                                                 ---------------------------------------------

LONG-TERM DEBT                                                                             199,451                    199,354
                                                                                 ---------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                                93,176                     92,091
                                                                                 ---------------------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                       80,301                     65,307
Unamortized investment tax credits                                                           3,313                      3,757
Other                                                                                       53,188                     54,051
                                                                                 ---------------------------------------------
                                                                                           136,802                    123,115
                                                                                 ---------------------------------------------
SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                 264,065                    264,065
Capital surplus                                                                              7,419                      7,419
Reinvested earnings                                                                        107,443                     62,873
                                                                                 ---------------------------------------------
                                                                                           378,927                    334,357
                                                                                 ---------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                           $1,087,943                 $1,039,758
                                                                                 =============================================

                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                           Nine Months Ended September 30,
                                                                                    ---------------------------------------------
(Dollars in Thousands) (Unaudited)                                                              2001                     2000
---------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                $   258,345              $   174,704
                                                                                    ---------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                           9,231                    9,400
Capital expenditures                                                                        (127,128)                (121,665)
Other, net                                                                                      (828)                 (11,969)
                                                                                    ---------------------------------------------
Net cash used in investing activities                                                       (118,725)                (124,234)
                                                                                    ---------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                                (192)                 (25,132)
Net change in note payable to affiliate                                                      (64,854)                  56,481
Dividends paid                                                                               (74,500)                 (78,700)
Net change in outstanding checks drawn
    on controlled disbursement accounts                                                          (74)                  (3,119)
                                                                                    ---------------------------------------------
Net cash used in financing activities                                                       (139,620)                 (50,470)
                                                                                    ---------------------------------------------
NET CHANGE IN CASH                                                                               ---                      ---

CASH, BEGINNING OF PERIOD                                                                        ---                      ---
                                                                                    ---------------------------------------------

CASH, END OF PERIOD                                                                      $       ---               $      ---
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

4.    Dividend

      On November 1, 2001 we declared and paid a dividend in the amount of $30,000,000 to Verizon Communications.

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

6.    Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

      SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

                           Verizon West Virginia Inc.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective
January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

      In addition, we recorded pre-tax merger-related transition costs of $3,912,000 in the first nine months of 2001 and $600,000 in the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs since the date of the merger totaled $5,755,000. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $53,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

8.    Shareowner's Investment


                                                                                                       Reinvested
(Dollars in Thousands)                                   Common Stock      Capital Surplus               Earnings
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                                 $264,065               $7,419              $  62,873
Net income                                                                                                119,070
Dividends declared to Verizon Communications                                                              (74,500)
                                                       ------------------------------------------------------------
Balance at September 30, 2001                                $264,065               $7,419              $ 107,443
                                                       ============================================================

      Net income and comprehensive income were the same for the nine months ended September 30, 2001 and 2000.

                           Verizon West Virginia Inc.

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

RESULTS OF OPERATIONS
---------------------

      We reported net income of $119,070,000 for the nine month period ended September 30, 2001, compared to net income of $92,811,000 for the same period in 2000.

       Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from affiliates that provide various centralized services on behalf of Verizon Communications Inc. subsidiaries.

      The following table shows how special items are reflected in our condensed statements of income for each period:

                                                                (Dollars in Thousands)
Nine Months Ended September 30                                    2001           2000
-----------------------------------------------------------------------------------------
Operating Revenues
   Regulatory contingency                                         $ ---           $ 12
                                                             ----------------------------

Operations and Support Expenses
  Bell Atlantic-GTE merger direct incremental costs                 ---          3,371
  Bell Atlantic-GTE merger severance costs                          ---          3,275
  Bell Atlantic-GTE merger transition costs                       3,912            600
  Bell Atlantic-GTE merger related costs                            ---             53
  Other charges and special items                                   ---          4,939
                                                             ----------------------------
                                                                  3,912         12,238
                                                             ----------------------------

Interest Expense
   Regulatory contingency                                           ---              4
                                                             ----------------------------
Net impact on pre-tax income                                     $3,912        $12,254
                                                             ============================

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

      In addition, we recorded pre-tax merger-related transition costs of $3,912,000 in the first nine months of 2001 and $600,000 in the first nine months of 2000. Transition costs consisted of costs to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also included costs for advertising and other costs to establish the Verizon brand. Transition costs are expensed as incurred. During the second quarter of 2000, we also recorded a $53,000 pre-tax charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

      In the second quarter of 2000, we recognized a pre-tax charge for a regulatory matter totaling $16,000. We recorded a reduction to operating revenue in the amount of $12,000 and a charge to interest expense of $4,000. This matter relates to a specific issue currently under investigation by the Federal Communications Commission (FCC). We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest. In the second quarter of 2000, we

                           Verizon West Virginia Inc.

also recorded other charges and special items totaling approximately $4,939,000. These charges included costs for the write-off of accounts receivable, legal contingencies and other miscellaneous items.

      These and other items affecting the comparison of our results of operations for the nine month periods ended September 30, 2001 and 2000 are discussed in the following sections.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Nine Months Ended September 30,                       2001              2000
--------------------------------------------------------------------------------
Local services                                    $298,823          $289,633
Network access services                            180,602           158,615
Long distance services                              17,616            19,147
Other services                                      29,024            26,146
                                             -----------------------------------
Total                                             $526,065          $493,541
                                             ===================================

LOCAL SERVICES

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      Nine Months                                     $ 9,190           3.2%
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

      Local service revenues increased in the first nine months of 2001 primarily due to higher usage of our network facilities and higher customer demand and usage of our value-added and our wire-maintenance services. Higher payments received from competitive local exchange carriers for the purchase of unbundled network elements also contributed to the increase in local service revenues.

      Local service revenues were impacted by the effect of an economic slowdown and competition, as reflected by a decrease in our switched access lines in service from September 30, 2000. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of certain basic wireline and private line services.

NETWORK ACCESS SERVICES

      2001 - 2000                                            Increase
--------------------------------------------------------------------------------
      Nine Months                                     $21,987         13.9%
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

      Network access revenues growth in the first nine months of 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services. Network access revenue was also impacted by the effect of a special charge recorded in 2000, as described in the Results of Operations section.

      These increases were partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The West Virginia Public Service Commission (WVPSC) regulates us with respect to certain intrastate rates and services

                           Verizon West Virginia Inc.

and certain other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001 we implemented further rate reductions in accordance with the plan.

LONG DISTANCE SERVICES

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                      $(1,531)        (8.0)%
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

      Long distance service revenues declined in the first nine months of 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

OTHER SERVICES

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                       $2,878          11.0%
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

      Other service revenues increased in the first nine months of 2001 primarily due to higher facilities rental revenues from affiliates and higher revenue from our billing and collection services.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

OPERATIONS AND SUPPORT

      2001 - 2000                                             (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                     $(22,255)        (9.7)%
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

      The decrease in operations and support expenses was primarily attributable to the effect of merger-related costs and other special items recorded in 2000 and 2001, as described in the Results of Operations section. Operations and support expenses were further reduced by lower pension and benefit costs related to the amortization of actuarial gains and by reduced employee overtime pay. Operating costs have also decreased due to business integration activities and effective cost control measures. These decreases were partially offset by annual salary and wage increases for management and non-management employees.

                           Verizon West Virginia Inc.

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

      On April 27, 2001, the FCC released an order responding to the court's remand. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under section 251(b)(5) of the Telecommunications Act. Instead, the FCC established federal rates that decline from $0.0015 to $0.0007 per minute over a three year period. The FCC order also sets caps on the total minutes that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic.

DEPRECIATION AND AMORTIZATION

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                       $4,997           5.1%
--------------------------------------------------------------------------------

      Depreciation and amortization expense increased in the first nine months of 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

OTHER INCOME AND (EXPENSE), NET

      2001 - 2000                                            (Decrease)
--------------------------------------------------------------------------------
      Nine Months                                     $(3,493)        (132.9)%
--------------------------------------------------------------------------------

      The change in other income and (expense), net, was primarily attributable to additional interest income associated with the settlement of tax-related matters in 2000 and equity losses recognized from our investment in Verizon Advanced Data Inc. (VADI). VADI is a wholly owned subsidiary of Verizon Communications that provides new exchange access services. At September 30, 2001, our ownership interest in VADI was .71%.

INTEREST EXPENSE

      2001 - 2000                                              Increase
--------------------------------------------------------------------------------
      Nine Months                                        $185            1.4%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowings and capital leases, net of interest capitalized as a cost of acquiring or constructing plant assets.

      Interest expense increased in the first nine months of 2001, over the same period in 2000, primarily as a result of higher levels of average short-term debt with an affiliate. This increase was substantially offset by higher capitalized interest costs resulting from higher levels of average telephone plant under construction and the effect of lower rates of interest. The effect of additional interest costs in 2000 associated with a regulatory contingency, as described in the Results of Operations section, also offset the increase in expense, but to a lesser extent.

                           Verizon West Virginia Inc.

EFFECTIVE INCOME TAX RATES

      Nine Months Ended September 30,
--------------------------------------------------------------------------------
      2001                                                   41.0%
--------------------------------------------------------------------------------
      2000                                                   40.3%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in the first nine months of 2001 principally due to equity losses associated with our investment in VADI, for which we do not recognize income tax benefits.

OTHER MATTERS
-------------

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142,
"Goodwill and Other Intangible Assets."

      SFAS No. 141, which applies to business combinations occurring after June 30, 2001, requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

      SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The new statement also applies to goodwill and indefinite-lived intangible assets of investments accounted for under the equity method of accounting. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We are required to adopt SFAS No. 142 effective January 1, 2002. We are currently evaluating our intangible assets to determine the impact, if any, the adoption of SFAS No. 142 will have on our results of operations or financial position.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective
January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

                           Verizon West Virginia Inc.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There were no proceedings reportable under this Item.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

            Exhibit
            Number
            -------
              12      Computation of Ratio of Earnings to Fixed Charges.

        (b) There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2001.

                           Verizon West Virginia Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Verizon West Virginia Inc.


Date:  November 13, 2001                     By /s/ Edwin F. Hall
                                                -------------------------------
                                                    Edwin F. Hall
                                                    Principal Financial Officer
                                                     and Controller



     UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF NOVEMBER 8, 2001.

                           Verizon West Virginia Inc.

                                  EXHIBIT INDEX

      Exhibit
      Number       Description
      -------      -----------

        12         Computation of Ratio of Earnings to Fixed Charges.