Form 10-K405
period 2001-12-31
VERIZON WEST VIRGINIA INC
filed 2002-03-25
CIK 19724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                   FORM 10-K

                             -----------------------


(Mark one)
   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

                         Telephone Number (304) 343-9911

                         -------------------------------


Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.


THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND
(b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                           Verizon West Virginia Inc.

                               TABLE OF CONTENTS

Item No.                                                                                                Page
--------                                                                                                ----

                                     PART I
  1.    Business
        (Abbreviated pursuant to General Instruction I(2).)..........................................      1
  2.    Properties ..................................................................................      6
  3.    Legal Proceedings ...........................................................................      6
  4.    Submission of Matters to a Vote of Security Holders
        (Omitted pursuant to General Instruction I(2).)  ............................................      6


                                     PART II

  5.    Market for Registrant's Common Equity and Related Stockholder Matters .......................      7
  6.    Selected Financial Data
        (Omitted pursuant to General Instruction I(2).) .............................................      7
  7.    Management's Discussion and Analysis of Results of Operations
        (Abbreviated pursuant to General Instruction I(2).) .........................................      8
  7A.   Quantitative and Qualitative Disclosures About Market Risk ..................................     16
  8.    Financial Statements and Supplementary Data .................................................     16
  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ........     16


                                    PART III

        (Omitted pursuant to General Instruction I(2).):
 10.    Directors and Executive Officers of the Registrant ..........................................     16
 11.    Executive Compensation ......................................................................     16
 12.    Security Ownership of Certain Beneficial Owners and Management ..............................     16
 13.    Certain Relationships and Related Transactions ..............................................     16


                                     PART IV

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K ............................     17

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MARCH 18, 2002.

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

     We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

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

     The Enterprise unit markets communications and information technology and services to large businesses and to departments, agencies and offices of the executive, judicial and legislative branches of the federal, state and local governments. These services include voice switching/processing services (e.g., dedicated private lines, custom Centrex, call management, and voice messaging), end-user networking (e.g., credit and debit card transactions and personal computer-based conferencing, including data and video), internetworking (establishing links between the geographically disparate networks of two or more companies or within the same company), network optimization (disaster avoidance, 911 service, and intelligent vehicle highway systems) and other communications services such as distance learning, telemedicine, videoconferencing and interactive multimedia applications. The Enterprise unit also includes Verizon's Data Solutions Group which provides data transmission and network integration services (integrating multiple geographically disparate networks into one system) and Verizon's Strategic Markets unit which operates as a provider of network monitoring services and telecommunications equipment sales to medium and large businesses.

     The Retail unit markets communications and information services to residential customers and to small and medium-sized businesses within our territory including our long distance services. Some of Verizon's long distance subsidiaries operate as a reseller of national and international long distance services and provide service in all 50 states to residential and business customers, including long distance services, calling cards, 800/888 services and operator services to its customers. This unit also provides operator and pay telephone services. The Retail unit includes Verizon Avenue, a subsidiary of Verizon that markets to customers located in multi-tenant buildings and Teleproducts, a subsidiary of Verizon that markets customer premises equipment to the end-user.

                           Verizon West Virginia Inc.

     The Network unit markets (i) switched and special access to the telephone operations' local exchange networks, and (ii) billing and collection services, including recording, rating, bill processing and bill rendering. This unit also includes various technical planning groups that provide strategic technology and network planning, new service creation, and emerging business management.

     The Advanced Services unit markets Verizon's ADSL (asymmetrical digital subscriber line) and Internet access services. Verizon's Global Networks unit is building a next generation long distance network using ATM (asynchronous transfer mode) technology.

     The National Operations unit markets Verizon's Communications and Construction services that supply installation and repair labor and manages Verizon's Supply unit that is responsible for the procurement and management of inventory and supplies for the telephone operations, as well as other subsidiaries. The Supply unit also sells material and logistic services to third parties.

Telecommunications Act of 1996

     The Telecommunications Act of 1996 (1996 Act) became effective on February 8, 1996, and replaced the MFJ, a consent decree that arose out of an antitrust action brought by the United States Department of Justice against AT&T. In general, the 1996 Act includes provisions that open local exchange markets to competition and permit Bell Operating Companies, including ours, to engage in manufacturing and to provide long distance services under prescribed conditions.

In-Region Long Distance

     Under the 1996 Act, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the Federal Communications Commission (FCC) that entry into the in-region long distance market would be in the public interest.

     Third-party testing of our operations support systems by the accounting and consulting firm of KPMG is in its final stages in West Virginia. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon as required by law.

FCC Regulation and Interstate Rates

     We are subject to the jurisdiction of the FCC with respect to interstate services and related matters. In 2001, the FCC continued to implement reforms to the interstate access charge system and to implement the "universal service" and other requirements of the 1996 Act.

Access Charges and Universal Service

     On May 31, 2000, the FCC adopted a plan advanced by members of the industry (the Coalition for Affordable Local and Long Distance Service, or CALLS) as a comprehensive five-year plan for regulation of interstate access charges. The CALLS plan has three main components. First, it establishes a portable interstate access universal service support of $650 million for the industry. This explicit support replaces implicit support embedded in interstate access charges. Second, the plan simplifies the patchwork of common line charges into one subscriber line charge (SLC) and provides for de-averaging of the SLC by zones and class of customers in a manner that will not undermine comparable and affordable universal service. Third, the plan sets into place a mechanism to transition to a set target of $.0055 per minute for switched access services. Once that target rate is reached, local exchange carriers are no longer required to make further annual price cap reductions to their switched access prices. The annual reductions leading to the target rate, as well as annual reductions for the subset of special access services that remain subject to price cap regulation was set at 6.5% per year.

     On September 10, 2001, the U.S. Court of Appeals for the Fifth Circuit ruled on an appeal of the FCC order adopting the plan. The court upheld the FCC on several challenges to the order, but remanded two aspects of the decision back to the FCC on the grounds that they lacked sufficient justification. The court remanded back to the FCC for further consideration its decision setting the annual reduction factor at 6.5% and the size of the new universal service fund at $650 million. The entire plan (including these elements) will continue in effect pending the FCC's further consideration of its justification of these components. As a result of tariff adjustments which became effective in July 2001, we reached the $0.0055 benchmark.

                           Verizon West Virginia Inc.

     The FCC has adopted rules for special access services that provide for pricing flexibility and ultimately the removal of services from price regulation when prescribed competitive thresholds are met. In order to use these rules, carriers must forego the ability to take advantage of provisions in the current rules that provide relief in the event earnings fall below prescribed thresholds. In 2001, Verizon was authorized to remove special access and dedicated transport services from price caps in 35 of the 57 Metropolitan Statistical Areas (MSAs) in the former Bell Atlantic territory and in three additional MSAs in the former GTE territory. In addition, the FCC found that in 10 MSAs Verizon had met the stricter standards to remove special access connections to end-user customers from price caps. Verizon has an application pending that, if granted, would remove special access services from price cap regulation in 16 additional MSAs.

     In November 1999, the FCC adopted a new mechanism for providing universal service support to high cost areas served by large local telephone companies. This funding mechanism provides additional support for local telephone services in several states served by Verizon. This system has been supplemented by the new FCC access charge plan described above. On July 31, 2001, the U.S. Court of Appeals for the Tenth Circuit reversed and remanded to the FCC for further proceedings. The court concluded that the FCC had failed to adequately explain some aspects of its decision and had failed to address any need for a state universal service mechanism. The current universal service mechanism remains in place pending the outcome of any FCC review as a result of these appeals.

Unbundling of Network Elements (UNEs)

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

     In July 2000, the U.S. Court of Appeals for the Eighth Circuit found that some aspects of the FCC's requirements for pricing UNEs were inconsistent with the 1996 Act. In particular, it found that the FCC was wrong to require incumbent carriers to base these prices not on their real costs but on the imaginary costs of the most efficient equipment and the most efficient network configuration. This portion of the court's decision has been stayed pending review by the U.S. Supreme Court. In addition, the court upheld the FCC's decision that UNEs should be priced based on a forward-looking cost model rather than historical costs. The U.S. Supreme Court currently has this case under review.

     In December 2001, the FCC opened its triennial review of UNEs. This rulemaking reopens the question of what network elements must be made available on an unbundled basis under the 1996 Act and will revisit the unbundling decisions described above. In this rulemaking, the FCC also will address other pending issues relating to unbundled elements, including the question of whether competing carriers may substitute combinations of unbundled loops and transport for already competitive special access services.

Compensation for Internet Traffic

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

State Regulation of Rates and Services

     The West Virginia Public Service Commission (WVPSC) regulates our intrastate rates and services and other matters.

                           Verizon West Virginia Inc.

     On October 3, 2001, the WVPSC approved our new Incentive Regulation Plan
(IRP). The new IRP continues, until December 31, 2005, the flexible price regulation of competitive services, caps on basic rates, infrastructure commitments and unlimited earnings freedom that have been in place since 1988. In addition, long distance, wide area telephone service and national directory assistance will be rate-deregulated, and we may petition for the rate deregulation of any other service, except basic residential service, as early as January 1, 2002.

     The new IRP also resolves the pending request by interexchange carriers, the WVPSC staff and the WVPSC Consumer Advocate Division (CAD) for immediate annual access charge decreases. We will phase-in an annual rate decrease of $19.2 million by July 2004. Cumulative rate reductions will be $91.7 million over the five-year life of the IRP, and total annual reductions by the end of the IRP will be $26 million. With the approval of the IRP, the CAD's petition for an immediate $81.6 million annual rate reduction has been dismissed.

Competition

     We face increasing competition in all areas of our business. The 1996 Act, regulatory and judicial actions and the development of new technologies, products and services have created opportunities for alternative telecommunication service providers, many of which are subject to fewer regulatory constraints. Current and potential competitors in telecommunication services include long distance companies, other local telephone companies, cable companies, wireless service providers, foreign telecommunications providers, electric utilities, Internet service providers and other companies that offer network services. Many of these companies have a strong market presence, brand recognition and existing customer relationships, all of which contribute to intensifying competition and may affect our future revenue growth.

Local Exchange Services

     The ability to offer local exchange services has historically been subject to regulation by state regulatory commissions. Applications from competitors to provide and resell local exchange services have been approved in our jurisdiction. The 1996 Act has significantly increased the level of competition in our local exchange markets.

     One of the purposes of the 1996 Act was to ensure, and accelerate, the emergence of competition in local exchange markets. Toward this end, the 1996 Act requires most existing local exchange carriers (incumbent local exchange carriers, or ILECs), including our company, to permit potential competitors (competitive local exchange carriers, or CLECs) to:

..    purchase service from the ILEC for resale to CLEC customers;
..    purchase UNEs from the ILEC; and/or
..    interconnect the CLEC's network with the ILEC's network.

As a result, competition in our local exchange markets continues to increase. We are generally required to sell our services to CLECs at discounts from the prices we charge our retail customers.

Long Distance Services

     We offer intraLATA long distance services. IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. State regulatory commissions rather than federal authorities generally regulate these services. Federal regulators have jurisdiction over interstate toll services. The WVPSC permits other carriers to offer intraLATA toll services within the state.

Alternative Access Services

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

                           Verizon West Virginia Inc.

Wireless Services

     Wireless services also constitute a significant source of competition, especially as wireless carriers (including Verizon Wireless) expand and improve their network coverage and continue to lower their prices to end-users. As a result, more end-users are substituting wireless services for basic wireline service. Wireless telephone services can also be used for data transmission.

Public Telephone Services

     The growth of wireless communications has significantly decreased usage of public telephones, as more customers are substituting wireless services for public telephone services. In addition, we face competition from other providers of public telephone services.

Operator Services

     Our operator services product line faces competition from alternative operator services providers and Internet service providers.

                                    EMPLOYEES

     As of December 31, 2001, we had approximately 1,700 employees.

                           Verizon West Virginia Inc.

Item 2.  Properties

                                     GENERAL

     Our principal properties do not lend themselves to simple description by character and location. Our investment in plant, property and equipment consisted of the following at December 31:

                                                              2001        2000
--------------------------------------------------------------------------------
Central office equipment                                       44%         42%
Outside communications plant                                   42          42
Land and buildings                                              7           8
Furniture, vehicles and other work equipment                    5           5
Other                                                           2           3
                                                       -------------------------
                                                              100%        100%
                                                       =========================

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

     Our customers are served by electronic switching systems that provide a wide variety of services. Our network has full digital capability to furnish advanced data transmission and information management services.

                              CAPITAL EXPENDITURES

     We have been making and expect to continue to make significant capital expenditures to meet the demand for communications services and to further improve such services. Capital expenditures were approximately $157 million in 2001, $161 million in 2000 and $154 million in 1999. Capital expenditures exclude additions under capital lease. Our total investment in plant, property and equipment was approximately $2.2 billion at December 31, 2001, $2.1 billion at December 31, 2000, and $2.0 billion at December 31, 1999, including the effect of retirements, but before deducting accumulated depreciation.

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

OVERVIEW
--------

     Description of Business

     Verizon West Virginia Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). We presently serve a territory consisting of two complete Local Access and Transport Areas (LATAs) and part of a third LATA in the state of West Virginia. We have one reportable segment which provides domestic wireline telecommunications services. We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

     The communications services we provide are subject to regulation by the West Virginia Public Service Commission (WVPSC) with respect to intrastate rates and services and other matters. The Federal Communications Commission (FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates. For a further discussion of the company and our regulatory plan, see Item 1 - "Description of Business."

Critical Accounting Policies

     Significant accounting policies are highlighted in the applicable sections of this discussion and analysis of results of operations. See sections on "Transactions with Affiliates," "Employee Severance and Pension Enhancement Costs," "Operating Revenues," and "Depreciation and Amortization." In addition, all of our significant accounting policies are described in Note 1 to the financial statements.

Transactions with Affiliates

     Our financial statements include transactions with Verizon Services Corp., Verizon Services Group and Verizon Corporate Services Group Inc. (collectively known as Verizon Services), Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), Verizon Network Funding Corporation (VNFC), Verizon Communications and other affiliates.

     We have contractual arrangements with Verizon Services for the provision of various centralized services. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed. We are also allocated a portion of Verizon Services employee benefit costs.

     We use the equity method of accounting for our investments in SMS/800 and Verizon Ventures III Inc. (Ventures III). SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. Ventures III is a wholly owned subsidiary of Verizon Communications that provides new exchange access services through a separate subsidiary. At December 31, 2001, our ownership interest in Ventures III was .68% (See Note 12).

     Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us.

     GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair service to us.

                           Verizon West Virginia Inc.

     We have contractual arrangements with VNFC to provide short-term financing, investing and cash management services to us.

     We also include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies. We also earn fees from an affiliate for usage of our directory listings.

     See also Note 12 to the financial statements for additional information on affiliate transactions.

RESULTS OF OPERATIONS
---------------------

     We reported net income of $138,688,000 in 2001, compared to net income of $127,016,000 in 2000.

     Our results for 2001 and 2000 were affected by special items. The special items in both periods include our allocated share of charges from Verizon Services.

     What follows is a further explanation of the nature of these special items.

Employee Severance and Pension Enhancement Costs

     During the fourth quarter of 2001, we recorded a charge of $32,030,000 (additionally $3,070,000 was allocated from Verizon Services) primarily associated with employee severance and related pension enhancements. The charge included severance and related benefits of $14,530,000 as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees. We also included a charge of $17,500,000 recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits," for related pension enhancements.

Completion of Merger

     On June 30, 2000, Bell Atlantic and GTE completed a merger under a definitive merger agreement dated as of July 27, 1998 and began doing business as Verizon Communications. The merger qualified as a tax-free reorganization and has been accounted for as a pooling-of-interests business combination.

      The following table summarizes the charges incurred for the Bell Atlantic-GTE Merger:

                                                          (Dollars in Thousands)
Years Ended December 31                                2001                2000
--------------------------------------------------------------------------------
Operations and Support Expenses
  Direct incremental costs                          $   ---             $ 3,371
  Severance costs                                       ---               3,275
  Transition costs                                    5,813               1,843
  Other costs                                           ---                  53
                                           -------------------------------------
Total costs                                         $ 5,813             $ 8,542
                                           =====================================

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

                           Verizon West Virginia Inc.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $3,275,000 (including $2,475,000 allocated from Verizon Services), as recorded under SFAS No. 112, represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $434,000.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $5,813,000 in 2001 and $1,843,000 in 2000 (including 5,243,000 in 2001 and $1,735,000 in 2000 allocated from Verizon Services).

Other Costs

     During the second quarter of 2000, we also recorded a $53,000 charge to operations and support expenses for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

Other Charges and Special Items

Regulatory Contingency

     In the second quarter of 2000, we recognized a charge for a regulatory matter totaling $16,000. We recorded a reduction to operating revenue of $12,000 and a charge to interest expense of $4,000. This matter relates to a specific issue currently under investigation by the FCC. We believe that it is probable that the ultimate resolution of this matter will result in refunds to our customers, including interest.

Other Items

     In the second quarter of 2000, we recorded charges totaling $4,939,000 to operations and support expenses. These charges include costs for the write-off of accounts receivable, legal contingencies and other miscellaneous items.

     These and other items affecting the comparison of our results of operations for the years ended December 31, 2001 and 2000 are discussed in the following sections.

OPERATING REVENUES
------------------
(Dollars in Thousands)

Years Ended December 31                               2001                 2000
--------------------------------------------------------------------------------
Local services                                    $399,899             $388,332
Network access services                            243,222              219,813
Long distance services                              23,191               25,301
Other services                                      37,038               35,211
                                         ---------------------------------------
Total                                             $703,350             $668,657
                                         =======================================

     We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                           Verizon West Virginia Inc.

LOCAL SERVICES

                                                       Increase
--------------------------------------------------------------------------------
      2001 - 2000                               $11,567         3.0%
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

     Local service revenues increased in 2001 primarily due to higher usage of our network facilities and higher customer demand and usage of our value-added and our wire maintenance services. Higher payments received from competitive local exchange carriers for the purchase of UNEs also contributed to the increase in local service revenues.

     Local service revenues were impacted by the effect of an economic slowdown and competition, as reflected by a decrease in our switched access lines in service of 2.5% from December 31, 2000. In addition, the effect of technology substitution is increasing, as more customers are choosing wireless and Internet services in place of some basic wireline services.

NETWORK ACCESS SERVICES

                                                       Increase
--------------------------------------------------------------------------------
      2001 - 2000                               $23,409         10.6%
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

     Network access revenues growth in 2001 was mainly attributable to higher customer demand for special access services, particularly for high-capacity, high-speed digital services.

     These increases were partially offset by price reductions associated with a federal price cap filing and other regulatory decisions. The WVPSC regulates us with respect to intrastate rates and services and other matters. The FCC regulates rates that we charge long distance carriers and end-user subscribers for interstate access services. We are required to file new access rates with the FCC each year. In July 2000, we implemented the Coalition for Affordable Local and Long Distance Service (CALLS) plan. Rates included in the July 2000 CALLS plan were in effect through June 2001. Effective July 3, 2001 we implemented further rate reductions in accordance with the plan. In addition, network access revenues in 2000 included the effect of a reversal of an accrual from a prior period as the result of a favorable resolution of a regulatory matter.

LONG DISTANCE SERVICES

                                                      (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                               $(2,110)       (8.3)%
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

     Long distance service revenues declined in 2001 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services.

                           Verizon West Virginia Inc.

OTHER SERVICES

                                                       Increase
--------------------------------------------------------------------------------
      2001 - 2000                               $1,827          5.2%
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

     Other service revenues increased in 2001 primarily due to higher revenue from our billing and collection services and higher facilities rental revenues from affiliates.

OPERATING EXPENSES
------------------
(Dollars in Thousands)

OPERATIONS AND SUPPORT

                                                       Increase
--------------------------------------------------------------------------------
      2001 - 2000                               $131            --%
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

     The increase in operations and support expenses was primarily attributable to higher employee costs. The increase in employee costs was largely due to additional employee severance and pension enhancement costs recorded in 2001. This increase was substantially offset by the effect of merger-related costs and other special items recorded in 2000, favorable pension plan income including gain amortization and effective cost control measures.

     For additional information on severance and pension enhancement costs and merger-related costs and other special items, see Results of Operations.

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

     On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. Several competing carriers and state regulators appealed this order to the U.S. Court of Appeals for the D.C. Circuit. The court denied a motion to stay the FCC order, and the order went into effect. The appeal remains pending.

                           Verizon West Virginia Inc.

DEPRECIATION AND AMORTIZATION

                                                       Increase
--------------------------------------------------------------------------------
      2001 - 2000                               $5,967          4.5%
--------------------------------------------------------------------------------

     Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

     Depreciation and amortization expense increased in 2001 principally due to growth in depreciable telephone plant and increased software amortization costs. These factors were partially offset by the effect of lower rates of depreciation.

OTHER RESULTS
-------------
(Dollars in Millions)

OTHER INCOME AND (EXPENSE), NET
                                                      (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                               $(6,072)       (245.1)%
--------------------------------------------------------------------------------

     Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

     The change in other income and (expense), net, was primarily attributable to higher equity losses recognized from our investment in Ventures III. Also contributing to the change was a decrease in interest income associated with the settlement of tax-related matters in 2000.

INTEREST EXPENSE

                                                      (Decrease)
--------------------------------------------------------------------------------
      2001 - 2000                               $(1,015)       (5.4)%
--------------------------------------------------------------------------------

     Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

     Interest expense deceased in 2001 primarily as a result of the effect of lower rates of interest and higher capitalized interest costs resulting from higher levels of average telephone plant under construction. This decrease was partially offset by the effect of higher levels of average short-term borrowings with an affiliate.

     See Note 5 to the financial statements for additional information about our debt.

EFFECTIVE INCOME TAX RATES

      For the Years Ended December 31
--------------------------------------------------------------------------------
      2001                                             41.4%
--------------------------------------------------------------------------------
      2000                                             40.4%
--------------------------------------------------------------------------------

     The effective income tax rate is the provision for income taxes as a percentage of income before the provision for income taxes. Our effective income tax rate was higher in 2001 principally due to higher equity losses associated with our investment in Ventures III, for which we do not recognize income tax benefits.

                           Verizon West Virginia Inc.

     You can find a reconciliation of the statutory federal income tax rate to the effective income tax rate for each period in Note 10 to the financial statements.

OTHER MATTERS
-------------

In-Region Long Distance

     Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of unbundled network elements (UNEs), or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

     Third-party testing of our operations support systems by the accounting and consulting firm of KPMG is in its final stages in West Virginia. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications as required by law.

Recent Accounting Pronouncements

     Business Combinations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

     Goodwill and Other Intangible Assets

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Account for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

     Asset Retirement Obligations

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

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of

                           Verizon West Virginia Inc.

Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

Contractual Obligations

     The following table provides a summary of our contractual obligations. Additional detail about these items is included in the notes to the financial statements.

                                                                         Payments Due by Period    (Dollars in Thousands)
                                    --------------------------------------------------------------------------------------
Contractual Obligation                       Total  Less than 1 year         1-3 years        4-5 years     After 5 years
--------------------------------------------------------------------------------------------------------------------------
Long-term debt                            $200,000            $  ---          $100,000           $  ---          $100,000
Capital lease obligations                      320                37                63               64               156
Operating leases                             6,285             1,058             1,655            1,039             2,533
                                    --------------------------------------------------------------------------------------
Total contractual cash obligations        $206,605            $1,095          $101,718           $1,103          $102,689
                                    ======================================================================================

                           Verizon West Virginia Inc.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to interest rate risk in the normal course of our business. The majority of our debt is fixed rate debt and we did not have any derivatives as of December 31, 2001 and 2000. Our short-term borrowings from an affiliate expose our earnings to changes in short-term interest rates since the interest rate charged on such borrowings is typically fixed for less than one month.

     The following table summarizes the fair values of our long-term debt as of December 31, 2001 and 2000. The table also provides a sensitivity analysis of the estimated fair values of these financial instruments assuming 100-basis-point upward and downward parallel shifts in the yield curve. The sensitivity analysis did not include the fair values of our short-term borrowings from an affiliate since they are not significantly affected by changes in market interest rates.

                                                           December 31
                                                --------------------------------
(Dollars in Thousands)                                 2001             2000
--------------------------------------------------------------------------------
Fair value of long-term debt                       $215,022         $204,212
Fair value assuming a +100-basis-point shift        204,420          192,759
Fair value assuming a -100-basis-point shift        224,976          215,952

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

          12   Computation of Ratio of Earnings to Fixed Charges.

          23a  Consent of Independent Auditors.

          23b  Consent of Independent Accountants.

     (b)  Reports on Form 8-K:

          There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2001.

                          Verizon West Virginia Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Verizon West Virginia Inc.

Date:  March 25, 2002                   By   /s/ Edwin F. Hall
                                           -------------------------------------
                                                 Edwin F. Hall
                                                 Principal Financial Officer
                                                 and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Gale Y. Given                           President                           March 25, 2002
-----------------------------------         (Principal Executive Officer)
    Gale Y. Given                           and Director


/s/ Edwin F. Hall                           Principal Financial Officer         March 25, 2002
------------------------------------        and Controller
    Edwin F. Hall

/s/ Lydia R. Pulley                         Director                            March 25, 2002
-------------------------------------
    Lydia R. Pulley

/s/ Amy M. McDevitt                         Director                            March 25, 2002
--------------------------------
    Amy M. McDevitt

                           Verizon West Virginia Inc.

         Index to Financial Statements and Financial Statement Schedule

                                                                                                          Page
                                                                                                          ----
         Report of Independent Auditors - Ernst & Young LLP .....................................          F-2

         Report of Independent Accountants - PricewaterhouseCoopers LLP .........................          F-3

         Statements of Income

              For the years ended December 31, 2001, 2000 and 1999 ..............................          F-4

         Balance Sheets - December 31, 2001 and 2000 ............................................          F-5

         Statements of Changes in Shareowner's Investment

             For the years ended December 31, 2001, 2000 and 1999................................          F-7

         Statements of Cash Flows

              For the years ended December 31, 2001, 2000 and 1999...............................          F-8

         Notes to Financial Statements ..........................................................          F-9

         Schedule II - Valuation and Qualifying Accounts

              For the years ended December 31, 2001, 2000 and 1999...............................         F-24

Financial statement schedules other than those listed above have been omitted because such schedules are not required or applicable.

                           Verizon West Virginia Inc.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareowner
Verizon West Virginia Inc.

We have audited the accompanying balance sheets of Verizon West Virginia Inc. (the Company) as of December 31, 2001 and 2000 and the related statements of income, changes in shareowner's investment, and cash flows for the years then ended. Our audits also included the financial statement schedule referenced in the index at Item 14(a). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Verizon West Virginia Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Ernst & Young LLP

New York, New York
January 31, 2002

                           Verizon West Virginia Inc.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowner of Verizon West Virginia Inc.

In our opinion, the 1999 financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Verizon West Virginia Inc. for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the 1999 financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the financial statements of West Virginia Inc. for any period subsequent to December 31, 1999.

/s/PricewaterhouseCoopers LLP

New York, New York
February 14, 2000

                           Verizon West Virginia Inc.

                              STATEMENTS OF INCOME
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                                     2001          2000           1999
-------------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES (including $66,769, $51,033,
   and $49,646 from affiliates)                                                  $703,350      $668,657       $630,956
                                                                             --------------------------------------------
OPERATING EXPENSES
   Operations and support (including $121,920, $123,867
     and $113,515 to affiliates)                                                  306,695       306,564        292,915
   Depreciation and amortization                                                  138,500       132,533        128,603
                                                                             --------------------------------------------
                                                                                  445,195       439,097        421,518
                                                                             --------------------------------------------
OPERATING INCOME                                                                  258,155       229,560        209,438

OTHER INCOME AND (EXPENSE), NET (including $(4,016), $48 and
   $161 from affiliates)                                                           (3,595)        2,477            403

INTEREST EXPENSE (including $5,369, $6,195
   and $1,860 to affiliate)                                                        17,920        18,935         16,827
                                                                             --------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                          236,640       213,102        193,014

PROVISION FOR INCOME TAXES                                                         97,952        86,086         74,329
                                                                             --------------------------------------------
NET INCOME                                                                       $138,688      $127,016       $118,685
                                                                             ============================================

                       See Notes to Financial Statements.

                           Verizon West Virginia Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                                     ASSETS
                                     ------

                                                                                                      December 31
                                                                                             -------------------------------
                                                                                                        2001            2000
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Short-term investments                                                                            $   16,300      $    9,231
Accounts receivable:
   Trade and other, net of allowances for uncollectibles
     of $15,922  and $12,879                                                                         139,553         131,175
   Affiliates                                                                                         16,634          15,647
Material and supplies                                                                                  1,522           2,185
Prepaid expenses                                                                                       3,467           3,470
Deferred income taxes                                                                                  2,328             231
Other                                                                                                 16,120          16,982
                                                                                             -------------------------------
                                                                                                     195,924         178,921
                                                                                             -------------------------------
PLANT, PROPERTY AND EQUIPMENT                                                                      2,196,769       2,088,592
Less accumulated depreciation                                                                      1,404,748       1,315,413
                                                                                             -------------------------------
                                                                                                     792,021         773,179
                                                                                             -------------------------------
PREPAID PENSION ASSET                                                                                 46,645          19,265
                                                                                             -------------------------------
OTHER ASSETS                                                                                          58,358          68,393
                                                                                             -------------------------------
TOTAL ASSETS                                                                                      $1,092,948      $1,039,758
                                                                                             ===============================

                       See Notes to Financial Statements.

                           Verizon West Virginia Inc.

                                 BALANCE SHEETS
                             (Dollars in Thousands)

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

                                                                                                       December 31
                                                                                             -------------------------------
                                                                                                       2001            2000
----------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                                      $   91,343      $  150,140
   Other                                                                                                  29             197
Accounts payable and accrued liabilities:
   Affiliates                                                                                         36,633          24,584
   Other                                                                                             146,952          82,361
Other current liabilities                                                                             33,961          33,559
                                                                                             -------------------------------
                                                                                                     308,918         290,841
                                                                                             -------------------------------
LONG-TERM DEBT                                                                                       199,778         199,354
                                                                                             -------------------------------
EMPLOYEE BENEFIT OBLIGATIONS                                                                          94,304          92,091
                                                                                             -------------------------------
DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                                 64,790          65,307
Unamortized investment tax credits                                                                     3,165           3,757
Other                                                                                                 49,177          54,051
                                                                                             -------------------------------
                                                                                                     117,132         123,115
                                                                                             -------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 13)

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                           264,065         264,065
Capital surplus                                                                                       11,642           7,419
Reinvested earnings                                                                                   97,109          62,873
                                                                                             -------------------------------
                                                                                                     372,816         334,357
                                                                                             -------------------------------
TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                                     $1,092,948      $1,039,758
                                                                                             ===============================

                       See Notes to Financial Statements.

                           Verizon West Virginia Inc.

                STATEMENTS OF CHANGES IN SHAREOWNER'S INVESTMENT
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                                         2001           2000           1999
----------------------------------------------------------------------------------------------------------------------------
COMMON STOCK
   Balance at beginning of year                                                      $264,065       $264,065        $264,065
                                                                             -----------------------------------------------
   Balance at end of year                                                             264,065        264,065         264,065
                                                                             -----------------------------------------------
CAPITAL SURPLUS
   Balance at beginning of year                                                         7,419          7,419          7,419
   Capital contribution from Verizon Communications                                     4,223            ---            ---
                                                                             -----------------------------------------------
   Balance at end of year                                                              11,642          7,419          7,419
                                                                             -----------------------------------------------
REINVESTED EARNINGS
   Balance at beginning of year                                                        62,873         36,918         11,945
   Net income                                                                         138,688        127,016        118,685
   Dividends paid to Verizon Communications                                          (104,500)      (101,200)       (93,800)
   Other                                                                                   48            139             88
                                                                             -----------------------------------------------
   Balance at end of year                                                              97,109         62,873         36,918
                                                                             -----------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance at beginning of year                                                           ---            (53)          (152)
   Minimum pension liability adjustment                                                   ---             53             99
                                                                             -----------------------------------------------
   Balance at end of year                                                                 ---            ---            (53)
                                                                             -----------------------------------------------
TOTAL SHAREOWNER'S INVESTMENT                                                        $372,816       $334,357       $308,349
                                                                             ===============================================
COMPREHENSIVE INCOME
   Net income                                                                        $138,688       $127,016       $118,685
   Minimum pension liability adjustment                                                   ---             53             99
                                                                             -----------------------------------------------
TOTAL COMPREHENSIVE INCOME                                                           $138,688       $127,069       $118,784
                                                                             ===============================================

                       See Notes to Financial Statements.

                           Verizon West Virginia Inc.

                            STATEMENTS OF CASH FLOWS
                         For the Years Ended December 31
                             (Dollars in Thousands)

                                                                                         2001           2000            1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           $138,688       $127,016        $118,685
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                                    138,500        132,533         128,603
     Employee retirement benefits                                                     (24,436)       (22,944)        (12,559)
     Deferred income taxes, net                                                        (3,126)        25,135          14,110
     Provision for uncollectible accounts                                              12,444          9,808           5,651
     Equity loss/(income) from affiliates                                               4,077            (48)           (133)
     Dividends received from affiliate                                                    116            162             133
     Changes in current assets and liabilities:
       Accounts receivable                                                            (21,809)       (37,210)        (19,940)
       Material and supplies                                                              663           (309)          3,728
       Other assets                                                                       865        (12,480)         (6,639)
       Accounts payable and accrued liabilities                                        63,844         (6,825)        (15,000)
       Other current liabilities                                                          311         17,468             314
     Other items, net                                                                  13,874        (20,147)         (9,806)
                                                                             -----------------------------------------------
Net cash provided by operating activities                                             324,011        212,159         207,147
                                                                             -----------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments                                                   (16,300)        (9,231)         (9,400)
Proceeds from sale of short-term investments                                            9,231          9,400           8,478
Capital expenditures                                                                 (157,192)      (160,687)       (154,067)
Investment in unconsolidated business                                                  (4,223)           ---             ---
Other, net                                                                             (8,308)       (11,598)         (6,587)
                                                                             -----------------------------------------------
Net cash used in investing activities                                                (176,792)      (172,116)       (161,576)
                                                                             -----------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal repayments of borrowings and capital lease obligations                         (211)       (25,177)           (165)
Net change in note payable to affiliate                                               (58,797)        88,342          50,759
Dividends paid                                                                       (104,500)      (101,200)        (93,800)
Capital contribution from parent                                                        4,223            ---             ---
Net change in outstanding checks drawn on controlled
   disbursement accounts                                                               12,066         (2,008)         (2,365)
                                                                             -----------------------------------------------
Net cash used in financing activities                                                (147,219)       (40,043)        (45,571)
                                                                             -----------------------------------------------
NET CHANGE IN CASH                                                                        ---            ---             ---
CASH, BEGINNING OF YEAR                                                                   ---            ---             ---
                                                                             -----------------------------------------------
CASH, END OF YEAR                                                                    $    ---       $    ---        $    ---
                                                                             ===============================================

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

     We currently provide two basic types of telecommunications services:

..    Exchange telecommunication service is the transmission of
     telecommunications among customers located within a local calling area within a LATA. Examples of exchange telecommunications services include switched local residential and business services, local private line voice and data services and Centrex services. We also provide toll services within a LATA (intraLATA long distance).

..    Exchange access service links a customer's premises and the transmission facilities of other telecommunications carriers, generally interLATA carriers. Examples of exchange access services include switched access and special access services.

     The communications services we provide are subject to regulation by the West Virginia Public Service Commission with respect to intrastate rates and services and services and other matters. The Federal Communications Commission
(FCC) regulates rates that we charge long distance carriers and end-user subscribers for interstate access rates.

     Basis of Presentation

     We prepare our financial statements using generally accepted accounting principles which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates. Examples of significant estimates include the allowance for doubtful accounts and the recoverability of intangibles and other long-lived assets.

     We have a .56% ownership interest in SMS/800, a venture that is jointly owned by the Bell Operating Companies. SMS/800 administers the centralized national database system associated with toll free numbers. We use the equity method of accounting for our investment in SMS/800.

     Our investment in Verizon Ventures III Inc. (Ventures III), an affiliated company which provides new exchange access services through a separate subsidiary, is accounted for using the equity method of accounting. At December 31, 2001, our ownership interest in Ventures III was .68% (see Note 12).

     We have reclassified certain amounts from prior periods to conform with our current presentation.

     Revenue Recognition

     We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

     We adopted the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," effective January 1, 2000, as required by the SEC. As a result of the adoption of SAB No. 101, we defer nonrecurring service activation revenues and costs and amortize them over the expected term of the customer relationship. The deferred costs are equal to the activation fee revenue and any excess cost is expensed immediately. The deferred costs represent direct costs associated with certain non-recurring fees, such as service activation and installation fees. Previously, these revenues and costs were recognized when the activation service was performed. This change in accounting did not have a material impact on our results of operations.

                           Verizon West Virginia Inc.

     Our balance sheet includes deferred activation costs and deferred activation revenues as follows:

                                                            December 31
                                                   -----------------------------
(Dollars in Thousands)                                        2001          2000
--------------------------------------------------------------------------------
Deferred Activation Costs
     Current assets - other                               $ 15,606     $ 16,628
     Other assets                                           26,274       29,561

Deferred Activation Revenues
     Current liabilities - other                            15,606       16,628
     Deferred credits and other liabilities - other         26,274       29,561

     Maintenance and Repairs

     We charge the cost of maintenance and repairs, including the cost of replacing minor items not constituting substantial betterments, to Operations and Support Expenses as these costs are incurred.

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

     Long-Lived Assets

     We assess the impairment of long-lived assets under Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows. (See "Recent Accounting Pronouncements - Impairment or Disposal of Long-Lived Assets" below.)

     Plant and Depreciation

     We record plant, property, and equipment at cost. Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates. We used the following asset lives:

     Average Lives (in years)
     ---------------------------------------------------------------------------
     Buildings                                               30 - 35
     Central office equipment                                 5 - 10
     Outside communications plant                            17 - 50
     Furniture, vehicles and other                            3 - 15

     When we replace or retire depreciable plant, we deduct the carrying amount of such plant from the respective accounts and charge it to accumulated depreciation.

     We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

                           Verizon West Virginia Inc.

     Computer Software Costs

     We capitalize the cost of internal-use software which has a useful life in excess of one year in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Also, we capitalize interest associated with the development of internal-use software. Capitalized computer software costs are amortized using the straight-line method over a period of 3 to 7 years.

     Income Taxes

     Verizon Communications and its domestic subsidiaries, including us, file a consolidated federal income tax return.

     Current and deferred tax expense is determined by applying the provisions of SFAS No. 109, "Accounting for Income Taxes" to each subsidiary as if it were a separate taxpayer.

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

     Stock-Based Compensation

     We participate in stock-based employee compensation plans sponsored by Verizon Communications. Verizon Communications accounts for stock-based employee compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and follows the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     Employee Benefit Plans

     We participate in the Verizon Communications benefit plans. Under these plans, pension and postretirement health care and life insurance benefits earned during the year as well as interest on projected benefit obligations are accrued currently. Prior service costs and credits resulting from changes in plan benefits are amortized over the average remaining service period of the employees expected to receive benefits.

     Derivative Instruments

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133 requires that all derivatives, including derivatives embedded in other financial instruments, be measured at fair value and recognized as either assets or liabilities on our balance sheet. Changes in the fair values of derivative instruments not qualifying as hedges under SFAS No. 133 or any ineffective portion of hedges are recognized in earnings in the current period. Changes in the fair values of derivative instruments used effectively as fair value hedges are recognized in earnings, along with changes in the fair value of the hedged item. Changes in the fair value of the effective portions of cash flow hedges are reported in other comprehensive income (loss), and recognized in earnings when the hedged item is recognized in earnings. We had no derivative instruments as of December 31, 2001 and 2000.

     Recent Accounting Pronouncements

     Business Combinations

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which applies to business combinations occurring after June 30, 2001. SFAS No. 141 requires that the purchase method of accounting be used and includes guidance on the initial recognition and measurement of goodwill and other intangible assets acquired in the combination.

                          Verizon West Virginia Inc.

     Goodwill and Other Intangible Assets

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No.
121. The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No.
142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     We are required to adopt SFAS No. 142 effective January 1, 2002. The adoption of SFAS No. 142 will not have a material effect on our results of operations or financial position.

     Asset Retirement Obligations

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

     Impairment or Disposal of Long-Lived Assets

     In August 2001, the FASB issued SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. We are required to adopt SFAS No. 144 effective January 1, 2002. We do not expect the impact of the adoption of SFAS No. 144 to have a material effect on our results of operations or financial position.

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

     The following table summarizes the one-time charges incurred for each merger. Amounts for 2001 and 2000 pertain to the Bell Atlantic-GTE merger. Transition costs for 1999 pertain to the Bell Atlantic-NYNEX merger.

                                                          (Dollars in Thousands)
  Years Ended December 31,                   2001          2000           1999
--------------------------------------------------------------------------------
  Direct incremental costs                 $  ---        $3,371         $  ---
  Employee severance costs                    ---         3,275            ---
  Transition costs                          5,813         1,843          3,547
                                   ---------------------------------------------
  Total Merger-Related Costs               $5,813        $8,489         $3,547
                                   =============================================

                           Verizon West Virginia Inc.

     The following table provides a reconciliation of the liabilities associated with Bell Atlantic-GTE merger-related costs, Bell Atlantic-NYNEX merger-related costs and other charges and special items described below:

                                                                                                              (Dollars in Thousands)
                                                       1999                                      2000                           2001
                     ---------------------------------------------------------------------------------------------------------------
                                              Asset          Charged to                Assets                        Assets
                     Beginning           Write-offs  End of  Expense or            Write-offs  End of            Write-offs  End of
                       of Year  Payment   and Other    Year     Revenue  Payments   and Other    Year  Payments   and Other    Year
------------------------------------------------------------------------------------------------------------------------------------
Merger-Related
Direct incremental
     costs              $  ---    $ ---       $ ---  $  ---      $3,371   $(3,371)    $   ---  $  ---     $ ---        $---  $  ---
Employee severance
     costs               6,007     (325)       (546)  5,136       3,275    (2,496)       (192)  5,723      (628)        316   5,411
Other Initiatives
Write-off of
     duplicate assets      ---      ---         ---     ---          53       ---         ---      53       ---         (23)     30
Other charges and
     special items       2,539      ---         ---   2,539         ---       ---      (2,539)    ---       ---         ---     ---
                     ---------------------------------------------------------------------------------------------------------------
                        $8,546    $(325)      $(546) $7,675      $6,699   $(5,867)    $(2,731) $5,776     $(628)       $293  $5,441
                     ===============================================================================================================

Merger-Related Charges

Direct Incremental Costs

     Direct incremental costs related to the Bell Atlantic-GTE merger of $3,371,000 (including $3,188,000 allocated from Verizon Services) include compensation, professional services and other costs. Compensation includes retention payments to employees that were contingent on the close of the merger. Professional services include investment banking, legal, accounting, consulting and other advisory fees incurred to obtain federal and state regulatory approvals and take other actions necessary to complete the merger. Other includes costs incurred to obtain shareholder approval of the merger, register securities and communicate with shareholders, employees and regulatory authorities regarding merger issues. All of the Bell Atlantic-GTE merger direct incremental costs had been paid as of December 31, 2001.

Employee Severance Costs

     Employee severance costs related to the Bell Atlantic-GTE merger of $3,275,000 (including $2,475,000 allocated from Verizon Services), as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. The separations either have or are expected to occur as a result of consolidations and process enhancements within our company. Accrued postemployment benefit liabilities for those employees are included in our balance sheets as a component of Accounts Payable and Accrued Liabilities - Other. The remaining severance liability under this program as of December 31, 2001 is $434,000.

     In 1997, employee severance costs related to the Bell Atlantic-NYNEX merger were approximately $2,800,000 (including approximately $1,800,000 allocated from Verizon Services), as recorded under SFAS No. 112 and relate to the separation of management employees during 1999, 1998 and 1997. Accrued postemployment benefit liabilities were included in our balance sheets as a component of Employee Benefit Obligations at December 31, 1999. There was no remaining severance liability as of December 31, 2000.

Transition Costs

     In addition to the direct merger-related and severance costs discussed above, from the date of the Bell Atlantic-GTE merger, we incurred transition costs related to the Bell Atlantic-GTE merger. These costs were incurred to integrate systems, consolidate real estate, relocate employees and meet certain regulatory conditions of the merger. They also include costs for advertising and other costs to establish the Verizon brand. Transition costs related to the Bell Atlantic-GTE merger were $5,813,000 in 2001 (including $5,243,000 allocated from Verizon Services) and $1,843,000 in 2000 (including $1,735,000 allocated from Verizon Services).

     In connection with the Bell Atlantic-NYNEX merger, we incurred transition costs of a similar nature to the Bell-Atlantic-GTE merger transition costs of $3,547,000 in 1999 (including $3,264,000 allocated from Verizon Services).

                           Verizon West Virginia Inc.

Other Initiatives

     During the second quarter of 2000, we also recorded a $53,000 charge for other actions in relation to the Bell Atlantic-GTE merger. This charge was related to the write-off of duplicate assets.

     We recorded other charges and special items totaling approximately $9,900,000 (pre-tax) during 1997 in connection with consolidating operations and combining organizations, and for other special items arising during that year. These charges were comprised principally of the write-down of assets of $5,700,000 and regulatory contingencies of $4,200,000.

3.   PLANT, PROPERTY AND EQUIPMENT

     The following table displays the details of plant, property and equipment, which is stated at cost:

                                                        December 31
                                                --------------------------------
(Dollars in Thousands)                                  2001             2000
--------------------------------------------------------------------------------
Land                                              $     6,488      $     6,733
Buildings                                             161,375          157,758
Central office equipment                              963,814          878,832
Outside communications plant                          917,872          886,911
Furniture, vehicles and other work equipment          105,150          105,576
Other                                                  35,852           19,962
Construction-in-progress                                6,218           32,820
                                                --------------------------------
                                                    2,196,769        2,088,592
Accumulated depreciation                           (1,404,748)      (1,315,413)
                                                --------------------------------
Total                                             $   792,021      $   773,179
                                                ================================

4.   LEASES

     We lease certain facilities and equipment for use in our operations under both capital and operating leases. We incurred $324 thousand in initial capital lease obligations in 2001. We did not incur any initial capital lease obligations in 2000 or 1999.

       Capital lease amounts included in plant, property and equipment are as follows:

                                                         December 31
                                                --------------------------------
(Dollars in Thousands)                                   2001           2000
--------------------------------------------------------------------------------
Capital leases                                          $ 425          $ 766
Accumulated amortization                                  (99)          (278)
                                                --------------------------------
Total                                                   $ 326          $ 488
                                                ================================

       Total rent expense amounted to $33,865,000 in 2001, $20,071,000 in 2000 and $17,857,000 in 1999. Rent expense included lease payments to affiliated companies of $20,169,000 in 2001, $7,078,000 in 2000 and $7,773,000 in 1999.

       This table displays the aggregate minimum rental commitments under noncancelable leases for the periods shown at December 31, 2001:

(Dollars in Thousands)
Years                                          Capital Leases   Operating Leases
--------------------------------------------------------------------------------
2002                                                    $  56            $ 1,058
2003                                                       47                933
2004                                                       47                722
2005                                                       47                519
2006                                                       48                520
Thereafter                                                234              2,533
                                             -----------------------------------
Total minimum rental commitments                          479            $ 6,285
                                                                ================
Less interest                                             159
                                             ------------------
Present value of minimum lease payments                   320
Less current installments                                  29
                                             ------------------
Long-term obligation at December 31, 2001               $ 291
                                             ==================

                           Verizon West Virginia Inc.

5.   DEBT

     Debt Maturing Within One Year

     Debt maturing within one year consists of the following at December 31:

(Dollars in Thousands)                                                                   2001             2000
---------------------------------------------------------------------------------------------------------------
Note payable to affiliate (VNFC)                                                       $91,343         $150,140
Long-term debt maturing within one year                                                     29              197
                                                                               ---------------------------------
Total debt maturing within one year                                                    $91,372         $150,337
                                                                               =================================
Weighted average interest rate for note payable outstanding at year-end                   2.1%             6.6%
                                                                               =================================

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

     Long-Term Debt

     Long-term debt consists principally of debentures that we have issued. Interest rates and maturities of the amounts outstanding are as follows at December 31:

Description                                                    Interest Rate      Maturity           2001           2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                                (Dollars in Thousands)
Ten year debenture                                                      6.05%         2003       $ 50,000       $ 50,000
Twelve year debenture                                                      7          2004         50,000         50,000
Forty year debenture                                                   7 1/4          2013         50,000         50,000
Forty year debenture                                                    8.40          2029         50,000         50,000
                                                                                              ---------------------------
                                                                                                  200,000        200,000
Unamortized discount and premium, net                                                                (513)          (655)
Capital lease obligations - average rate 9.0% and 6.5%                                                320            206
                                                                                              ---------------------------
Total long-term debt, including current maturities                                                199,807        199,551
Less maturing within one year                                                                          29            197
                                                                                              ---------------------------
Total long-term debt                                                                             $199,778       $199,354
                                                                                              ===========================

     Our long-term debt outstanding at December 31, 2001 includes $50,000,000 that is callable. The call price is 101.32% of face value.

     Maturities of long-term debt outstanding at December 31, 2001, excluding capital lease obligations and unamortized discount and premium, are $50,000,000 in 2003, $50,000,000 in 2004 and $100,000,000 beginning in 2013 and thereafter.

                           Verizon West Virginia Inc.

6.   FINANCIAL INSTRUMENTS

     Derivatives

     We did not have any derivatives as of December 31, 2001 and 2000, consequently, SFAS No. 133 did not have an impact on our results of operations or financial position.

     Concentrations of Credit Risk

     Financial instruments that subject us to concentrations of credit risk consist primarily of short-term investments and trade receivables. Concentrations of credit risk with respect to trade receivables other than those from AT&T are limited due to the large number of customers. We generated revenues from services provided to AT&T (primarily network access and billing and collection) of $40,651,000 in 2001, $56,746,000 in 2000 and $56,663,000 in
1999.

     While we may be exposed to credit losses due to the nonperformance of our counterparties, we consider this risk remote and do not expect the settlement of these transactions to have a material effect on our results of operations or financial position.

     Fair Values of Financial Instruments

     The table below provides additional information about our material financial instruments at December 31:

Financial Instrument                             Valuation Method
--------------------------------------------------------------------------------
Note payable to affiliate (VNFC)                 Carrying amounts
     and short-term investments

Debt (excluding capital leases)                  Future cash flow discounted at
                                                 current rates

                                                2001                      2000
                                         -------------------------------------------------
                                         Carrying                  Carrying
                                           Amount     Fair Value     Amount     Fair Value
------------------------------------------------------------------------------------------
                                               (Dollars in Thousands)
Debt and note payable to affiliate       $290,830       $306,365   $349,485       $354,352

7.   COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other gains and losses affecting shareowner's investment that, under generally accepted accounting principles, are excluded from net income.

     The change in other comprehensive loss, net of income tax expense, is as follows:

                                                                                        Years ended December 31
                                                                              -------------------------------------
(Dollars in Thousands)                                                                2001       2000        1999
-------------------------------------------------------------------------------------------------------------------
Other comprehensive income:
   Minimum pension liability adjustment (net of income taxes of $0, $37
        and $68)                                                                     $ ---       $ 53        $ 99
                                                                              -------------------------------------
                                                                                     $ ---       $ 53        $ 99
                                                                              =====================================

                           Verizon West Virginia Inc.

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

                                               Years Ended December 31
                                      ------------------------------------------
(Dollars in Thousands)                      2001           2000           1999
--------------------------------------------------------------------------------
Net income:
     As reported                        $138,688       $127,016       $118,685
     Pro forma                           137,348        125,689        117,740

     We determined the pro forma amounts using the Black-Scholes option-pricing model based on the following weighted-average assumptions:

                                           2001          2000         1999
--------------------------------------------------------------------------------
Dividend yield                             2.7%          3.3%         3.4%
Expected volatility                       29.1%         27.5%        20.0%
Risk-free interest rate                    4.8%          6.2%         5.3%
Expected lives (in years)                    6             6            6

     The weighted-average value of options granted during 2001, 2000 and 1999 was $15.24, $13.09 and $11.58, respectively.

     The structure of Verizon Communications' stock incentive plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

9.   EMPLOYEE BENEFITS

     We participate in Verizon Communications' benefit plans. Verizon Communications maintains noncontributory defined benefit pension plans for substantially all employees. The postretirement healthcare and life insurance plans for our retirees and their dependents are both contributory and noncontributory and include a limit on the company's share of cost for recent and future retirees. We also sponsor defined contribution savings plans to provide opportunities for eligible employees to save for retirement on a tax-deferred basis.

     The structure of Verizon Communications' benefit plans does not provide for the separate determination of certain disclosures for our company. The required information is provided on a consolidated basis in Verizon Communications' Annual Report on Form 10-K for the year ended December 31, 2001.

Pension and Other Postretirement Benefits

     Pension and other postretirement benefits for the majority of our employees are subject to collective bargaining agreements. Modifications in benefits have been bargained from time to time, and Verizon Communications may also periodically amend the benefits in the management plans.

Benefit Cost

                                                                                                    Years ended December 31
                                                    -------------------------------------------------------------------------
                                                                      Pension                        Healthcare and Life
                                                    -------------------------------------------------------------------------
(Dollars in Thousands)                                     2001          2000          1999       2001        2000     1999
-----------------------------------------------------------------------------------------------------------------------------
 Net periodic benefit (income) cost                    $(44,565)     $(21,064)     $(12,615)    $2,629     $(1,978)    $215
                                                    -------------------------------------------------------------------------
 Termination benefits                                    17,500           ---           ---        ---         ---      ---
                                                    -------------------------------------------------------------------------
 Total (income) cost                                   $(27,065)     $(21,064)     $(12,615)    $2,629     $(1,978)    $215
                                                    =========================================================================

     In 2001, Verizon Communications announced an employee severance plan. As a result, we recorded special termination benefits of $17,500,000 for related pension enhancements in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

                           Verizon West Virginia Inc.

     Amounts recognized on the balance sheets consist of:

                                                                                                              December 31
                                                     ---------------------------------------------------------------------
                                                                  Pension                      Healthcare and Life
                                                     ---------------------------------------------------------------------
(Dollars in Thousands)                                           2001             2000              2001             2000
--------------------------------------------------------------------------------------------------------------------------
 Prepaid pension asset                                       $ 46,645         $ 19,265          $    ---         $    ---
 Employee benefit obligations                                  (1,639)          (1,474)          (80,157)         (78,770)

     The changes in benefit obligations from year to year were caused by a number of factors, including changes in actuarial assumptions (see Assumptions), plan amendments and changes in corporate allocations.

Assumptions

     The actuarial assumptions used are based on market interest rates, past experience, and management's best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. The weighted-average assumptions used in determining expense and benefit obligations are as follows:

                                                          ------------------------------------------------------------------
                                                                       Pension                      Healthcare and Life
                                                          ------------------------------------------------------------------
                                                              2001        2000      1999       2001        2000       1999
----------------------------------------------------------------------------------------------------------------------------
Discount rate at end of year                                 7.25%       7.75%     8.00%      7.25%       7.75%      8.00%
Long-term rate of return on plan assets for the year         9.25        9.25      9.00       9.25        9.25       9.00
Rate of future increases in compensation at end of year      5.00        5.00      4.00       4.00        4.00       4.20
Medical cost trend rate at end of year                                                       10.00        5.00       5.50
Ultimate (year 2005)                                                                          5.00        5.00       5.00

Savings Plans and Employee Stock Ownership Plans

     Substantially all of our employees are eligible to participate in savings plans maintained by Verizon Communications. Verizon Communications maintains two leveraged employee stock ownership plans (ESOPs) for its employees of the former Bell Atlantic Companies. Under these plans, a certain percentage of eligible employee contributions are matched with shares of Verizon Communications' common stock. Verizon Communications recognizes leveraged ESOP cost based on the modified shares allocated method for these leveraged ESOPs that held securities before December 15, 1989. We recognize our proportionate share of total ESOP cost based on our matching obligation attributable to our participating employees. We recorded total savings plan costs of $3,362,000 in 2001, $2,210,000 in 2000 and $1,570,000 in 1999.

Employee Severance Costs

     During the fourth quarter of 2001, we recorded a charge of $14,530,000 for severance and related benefits, in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits," for the voluntary and involuntary separation of employees.

10.  INCOME TAXES

     The components of income tax expense are presented in the following table:

                                                   Years Ended December 31
                                          --------------------------------------
(Dollars in Thousands)                          2001         2000         1999
--------------------------------------------------------------------------------
Current:
     Federal                                $ 79,328     $ 49,251     $ 51,337
     State and local                          21,750       11,700        8,882
                                          --------------------------------------
                                             101,078       60,951       60,219
                                          --------------------------------------
Deferred:
     Federal                                  (2,496)      19,380       11,722
     State and local                             (38)       6,550        3,375
                                          --------------------------------------
                                              (2,534)      25,930       15,097
                                          --------------------------------------
                                              98,544       86,881       75,316
Investment tax credits                          (592)        (795)        (987)
                                          --------------------------------------
Total income tax expense                    $ 97,952     $ 86,086     $ 74,329
                                          ======================================

                           Verizon West Virginia Inc.

     The following table shows the primary reasons for the difference between the effective income tax rate and the statutory federal income tax rate:

                                                       Years Ended December 31
                                                 -------------------------------
                                                      2001      2000      1999
--------------------------------------------------------------------------------
Statutory federal income tax rate                    35.0%     35.0%     35.0%
Investment tax credits                                (.2)      (.2)      (.3)
State income taxes, net of federal tax benefits       6.0       5.6       4.1
Equity investments                                     .6       ---       ---
Other, net                                            ---       ---       (.3)
                                                 -------------------------------
Effective income tax rate                            41.4%     40.4%     38.5%
                                                 ===============================

     Deferred taxes arise because of differences in the book and tax bases of certain assets and liabilities. Significant components of deferred tax liabilities (assets) are shown in the following table:

                                                          December 31
                                                --------------------------------
(Dollars in Thousands)                                   2001            2000
--------------------------------------------------------------------------------
Depreciation                                         $ 96,874        $100,145
Employee benefits                                     (28,294)        (33,160)
Allowance for uncollectible accounts                   (3,350)         (2,896)
Investment tax credits                                 (1,293)         (1,535)
Other, net                                             (1,384)          2,522
                                                --------------------------------
Net deferred tax liabilities                         $ 62,553        $ 65,076
                                                ================================

11.  ADDITIONAL FINANCIAL INFORMATION

     The tables below provide additional financial information related to our financial statements:

                                                         December 31
                                                --------------------------------
(Dollars in Thousands)                                   2001            2000
--------------------------------------------------------------------------------
BALANCE SHEETS:
Accounts payable and accrued liabilities:
     Accounts payable - other                        $ 37,826        $ 37,993
     Accounts payable - affiliates                     36,460          23,754
     Accrued vacation pay                               8,633           8,418
     Accrued taxes                                     70,075          22,848
     Accrued expenses                                  26,315           9,080
     Interest payable - other                           4,103           4,022
     Interest payable - affiliates                        173             830
                                                --------------------------------
                                                     $183,585        $106,945
                                                ================================
Other current liabilities:
     Advance billings and customer deposits          $ 18,264        $ 16,931
     Deferred income taxes                                 91             ---
     Other                                             15,606          16,628
                                                --------------------------------
                                                     $ 33,961        $ 33,559
                                                ================================

                           Verizon West Virginia Inc.

                                                                                          Years Ended December 31
                                                                             -----------------------------------------------
(Dollars in Thousands)                                                                   2001            2000           1999
----------------------------------------------------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS:
Cash paid during the year for:
     Income taxes, net of amounts refunded                                            $54,761         $47,414        $60,130
     Interest, net of amounts capitalized                                              18,319          18,762         16,415

STATEMENTS OF INCOME:
Interest expense incurred, net of amounts capitalized                                  17,920          18,935         16,827
Capitalized interest                                                                    2,176           1,992          1,006
Advertising expense                                                                     1,761             664          3,280

      Advertising expense includes $1,757,000 in 2001, $664,000 in 2000 and $3,280,000 in 1999 allocated to us by Verizon Services.

      At December 31, 2001 and 2000, $15,639,000 and $3,573,000 of bank overdrafts were classified as accounts payable.

12.  TRANSACTIONS WITH AFFILIATES

     Our financial statements include transactions with Verizon Services, (including Verizon Services Corp, Verizon Services Group, Verizon Corporate Services Group Inc. as previously described), Verizon Data Services Inc., GTE Communication Systems Corporation (GTE Communication Systems), Verizon Network Funding Corporation (VNFC), Verizon Communications and other affiliates.

     Transactions with affiliates are summarized as follows:

                                                                                          Years Ended December 31
                                                                             -----------------------------------------------
(Dollars in Thousands)                                                                   2001            2000           1999
----------------------------------------------------------------------------------------------------------------------------
Operating revenues:
     Interstate revenue sharing from affiliates                                      $ 25,898        $ 25,898       $ 25,898
     Other revenue from affiliates                                                     40,871          25,135         23,748
                                                                             -----------------------------------------------
                                                                                       66,769          51,033         49,646
                                                                             -----------------------------------------------
Operating expenses:
     Verizon Services                                                                 114,425         116,269        105,357
     Verizon Data Services Inc.                                                           499             ---            ---
     GTE Communication Services                                                            17             ---            ---
     Other                                                                              6,979           7,598          8,158
                                                                             -----------------------------------------------
                                                                                      121,920         123,867        113,515
                                                                             -----------------------------------------------
Other income/(expense):
     Equity income from SMS/800                                                            93             332            133
     Equity loss from Ventures III                                                     (4,170)           (284)           ---
     Interest income from VNFC                                                            ---             ---             28
     Interest income from Verizon Services                                                 61             ---            ---
                                                                             -----------------------------------------------
                                                                                       (4,016)             48            161
                                                                             -----------------------------------------------
Interest expense to VNFC                                                                5,369           6,195          1,860
Equity contributed to Ventures III                                                      4,223             ---            ---
Capital contribution from Verizon Communications
     in connection with asset reintegration                                             4,223             ---            ---
Dividends paid to Verizon Communications                                              104,500         101,200         93,800
Dividends received from SMS/800                                                           116             162            133

                           Verizon West Virginia Inc.

     Outstanding balances with affiliates are reported on the balance sheets at December 31, 2001 and 2000 as Accounts Receivable - Affiliates, Note Payable to Affiliate and Accounts Payable and Accrued Liabilities - Affiliates.

     Verizon Services

     We have contractual arrangements with Verizon Services for the provision of various centralized services. These services are divided into two broad categories. The first category is comprised of network related services which generally benefit only Verizon Communications' operating telephone subsidiaries. These services include marketing, sales, legal, accounting, finance, data processing, materials management, procurement, labor relations, and staff support for various network operations. The second category is comprised of overhead and support services which generally benefit all subsidiaries of Verizon Communications. Such services include corporate governance, corporate finance, external affairs, legal, media relations, employee communications, corporate advertising, human resources, and treasury. Costs may be either directly assigned to one subsidiary or allocated to more than one subsidiary based on functional reviews of the work performed.

     Verizon Data Services Inc.

     Verizon Data Services Inc. provides data processing services, software application development and maintenance, which generally benefit Verizon Communications' operating telephone subsidiaries, including us. We are charged for these affiliated transactions based on proportional cost allocation methodologies.

     GTE Communication Systems

     GTE Communication Systems provides construction and maintenance equipment, supplies and electronic repair services to us. We record these purchases and services at cost, including a return realized by GTE Communication Systems.

     Verizon Network Funding Corporation

     We recognize interest expense/income in connection with contractual arrangements with VNFC to provide short-term financing, investing and cash management services to us (see Note 5).

     Other Affiliates

     Other operating revenues and expenses include miscellaneous items of income and expense resulting from transactions with other affiliates, including Verizon Advanced Data Inc. These transactions include the provision of local and network access services, billing and collection services, rental of facilities and equipment, and sales and purchases of material and supplies. We also earn fees from an affiliate for usage of our directory listings.

     Investment in Verizon Ventures III Inc.

     In December, 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the FCC's approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we have an ownership interest in Ventures III, which we account for under the equity method of accounting.

     In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. Ventures III transferred assets back to us during the first quarter of 2002. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted certain cash compensation.

                           Verizon West Virginia Inc.

     In connection with this reintegration, we received a capital contribution from our parent of $4,223,000 in December 2001. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. We do not expect this reintegration to have a material effect on our results of operations or financial condition.

     We recorded equity losses associated with our investment in Ventures III of $4,170,000 in 2001 and $284,000 in 2000. Our investment in Ventures III was $1,863,000 at December 31, 2001 and $1,369,000 at December 31, 2000. Ownership
interest in Ventures III was .68% at December 31, 2001 and .72% at December 31, 2000.

     Investment in SMS/800

     In June 1999, Bell Atlantic Full Services Channel, Inc., an affiliate, sold its ownership interest in SMS/800 to us and the other operating telephone companies of Verizon Communications at its fair value in accordance with a FCC order. SMS/800 is a venture jointly held by the Bell Operating Companies that administers the centralized national database system associated with toll free numbers. We paid $22,672 to receive a .45% ownership interest in SMS/800. Our ownership percentage has increased to .56% as a result of the merger of SBC Communications, Inc. and Ameritech Corporation. In connection with our investment, we record equity income/(loss) and receive cash dividends.

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

                           Verizon West Virginia Inc.

15.  QUARTERLY FINANCIAL INFORMATION (unaudited)

                                        Operating       Operating            Net
Quarter Ended                            Revenues          Income         Income
--------------------------------------------------------------------------------
                                                  (Dollars in Thousands)

2001:

March 31                                $ 172,705       $  67,951      $  36,452
June 30                                   176,107          69,974         38,535
September 30                              177,253          78,353         44,083
December 31*                              177,285          41,877         19,618
                                  ----------------------------------------------
Total                                   $ 703,350       $ 258,155      $ 138,688
                                  ==============================================
2000:
March 31                                $ 162,466       $  59,285      $  33,025
June 30**                                 161,644          44,929         25,642
September 30                              169,431          62,282         34,144
December 31                               175,116          63,064         34,205
                                  ----------------------------------------------
Total                                   $ 668,657       $ 229,560      $ 127,016
                                  ==============================================

* Results of operations for the fourth quarter of 2001 include a special charge for severance and related benefits in connection with the voluntary and involuntary separation of employees (see Note 9).

** Results of operations for the second quarter of 2000 include costs related to the Bell Atlantic - GTE merger (see Note 2).

16.  SUBSEQUENT EVENTS

     On February 1, 2002, we declared and paid a dividend in the amount of $35,000,000 to Verizon Communications.

     On March 18, 2002, we redeemed the entire outstanding principal amount of our $50,000,000 7 1/4% debentures, due February 1, 2013. We expect this redemption to result in an after-tax charge of approximately $500,000.

                           Verizon West Virginia Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2001, 2000 and 1999
                             (Dollars in Thousands)

                                                                   Additions
                                                    ------------------------------------
                                          Balance at                          Charged to
                                        Beginning of        Charged to    Other Accounts        Deductions    Balance at End
Description                                   Period          Expenses           Note(a)          Note(b)          of Period
------------------------------------------------------------------------------------------------------------------------------
Allowance for Uncollectible
Accounts Receivable:
Year 2001                                    $12,879           $12,444           $17,025           $26,426           $15,922
Year 2000                                    $ 7,546           $ 9,850           $12,845           $17,362           $12,879
Year 1999                                    $ 7,315           $ 5,209           $ 7,632           $12,610           $ 7,546
Merger-Related Costs:
Year 2001                                    $ 5,776           $   ---           $   566           $   901           $ 5,441
Year 2000                                    $ 7,675           $ 6,699           $   ---           $ 8,598           $ 5,776
Year 1999                                    $ 8,546           $   ---           $   ---           $   871           $ 7,675

(a) (1) Allowance for Uncollectible Accounts receivable includes amounts previously written off which were credited directly to this account when recovered, (2) accruals charged to accounts payable for anticipated uncollectible charges on purchases of accounts receivable from others which we billed, and (3) accruals charged to employee benefit obligations for ongoing employee severance costs.

(b) Amounts written off as uncollectible, reallocated to other Verizon Communications' affiliates, utilized or paid.

                          Verizon West Virginia Inc.

Form 10-K for 2001
File No. 1-7150
Page 1 of 1

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

          12   Computation of Ratio of Earnings to Fixed Charges.

          23a  Consent of Independent Auditors.

          23b  Consent of Independent Accountants.