Form 10-Q
period 2002-03-31
VERIZON WEST VIRGINIA INC
filed 2002-05-15
CIK 19724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              ---------------------

                                    FORM 10-Q

                              ---------------------


  (Mark one)
     [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                           Verizon West Virginia Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CONDENSED STATEMENTS OF INCOME

                                                                                       Three Months Ended March 31,
                                                                              -----------------------------------------
(Dollars in Thousands) (Unaudited)                                                       2002                2001
-----------------------------------------------------------------------------------------------------------------------
OPERATING REVENUES
    (including $12,760 and $14,964 from affiliates)                                   $173,172             $172,705
                                                                              -----------------------------------------

OPERATING EXPENSES
Operations and support (including $27,729 and $26,960 to affiliates)                    65,316               71,100
Depreciation and amortization                                                           35,300               33,654
                                                                              -----------------------------------------
                                                                                       100,616              104,754
                                                                              -----------------------------------------
OPERATING INCOME                                                                        72,556               67,951

OTHER INCOME AND (EXPENSE), NET
    (including $40 and $(954) from affiliates)                                             108                 (786)

INTEREST EXPENSE
    (including $638 and $2,117 to affiliate)                                             4,146                4,951
                                                                              -----------------------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES AND
    EXTRAORDINARY ITEM                                                                  68,518               62,214

PROVISION FOR INCOME TAXES                                                              27,986               25,762
                                                                              -----------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                                        40,532               36,452

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                                  (450)                 ---
                                                                              -----------------------------------------

NET INCOME                                                                            $ 40,082             $ 36,452
                                                                              =========================================


                 See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Thousands)                                                              March 31, 2002         December 31, 2001
----------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
CURRENT ASSETS
Short-term investments                                                                      $ 10,975              $  16,300
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $15,238 and $15,922              132,732                139,553
   Affiliates                                                                                 14,245                 16,634
Material and supplies                                                                          2,070                  1,522
Prepaid expenses                                                                               4,361                  3,467
Deferred income taxes                                                                          3,302                  2,328
Other                                                                                         16,652                 16,120
                                                                                  ------------------------------------------
                                                                                             184,337                195,924
                                                                                  ------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                              2,215,350              2,196,769
Less accumulated depreciation                                                              1,431,188              1,404,748
                                                                                  ------------------------------------------
                                                                                             784,162                792,021
                                                                                  ------------------------------------------

PREPAID PENSION ASSET                                                                         57,105                 46,645
                                                                                  ------------------------------------------

OTHER ASSETS                                                                                  53,203                 58,358
                                                                                  ------------------------------------------

TOTAL ASSETS                                                                              $1,078,807             $1,092,948
                                                                                  ==========================================


                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Thousands)                                                          March 31, 2002        December 31, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                         $  161,076               $   91,343
   Other                                                                                     24                       29
Accounts payable and accrued liabilities:
   Affiliates                                                                            23,216                   36,633
   Other                                                                                112,569                  146,952
Other liabilities                                                                        34,495                   33,961
                                                                              -------------------------------------------
                                                                                        331,380                  308,918
                                                                              -------------------------------------------

LONG-TERM DEBT                                                                          149,981                  199,778
                                                                              -------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                             94,932                   94,304
                                                                              -------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                    71,822                   64,790
Unamortized investment tax credits                                                        3,057                    3,165
Other                                                                                    49,380                   49,177
                                                                              -------------------------------------------
                                                                                        124,259                  117,132
                                                                              -------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                              264,065                  264,065
Capital surplus                                                                          11,999                   11,642
Reinvested earnings                                                                     102,191                   97,109
                                                                              -------------------------------------------
                                                                                        378,255                  372,816
                                                                              -------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                        $1,078,807               $1,092,948
                                                                              ===========================================


                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Three Months Ended March 31,
                                                                                -------------------------------------------
(Dollars in Thousands) (Unaudited)                                                        2002                2001
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $  44,115             $  86,556
                                                                                -------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                      5,325                 3,077
Capital expenditures                                                                    (26,172)              (56,725)
Investment in unconsolidated business                                                      (347)                  ---
Other, net                                                                                  ---                  (788)
                                                                                -------------------------------------------
Net cash used in investing activities                                                   (21,194)              (54,436)
                                                                                -------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                            (50,000)                  ---
Principal repayments of capital lease obligations                                           (10)                  (46)
Change in note payable to affiliate                                                      69,733                (8,364)
Dividends paid                                                                          (35,000)              (22,500)
Capital contribution from parent                                                            347                   ---
Net change in outstanding checks drawn
    on controlled disbursement accounts                                                  (7,991)               (1,210)
                                                                                -------------------------------------------
Net cash used in financing activities                                                   (22,921)              (32,120)
                                                                                -------------------------------------------
NET CHANGE IN CASH                                                                          ---                   ---

CASH, BEGINNING OF PERIOD                                                                   ---                   ---
                                                                                -------------------------------------------

CASH, END OF PERIOD                                                                   $     ---             $     ---
                                                                                ===========================================



                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Basis of Presentation

      Verizon West Virginia Inc. is a wholly owned subsidiary of Verizon Communications Inc. (Verizon Communications). The accompanying unaudited condensed financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial position for the interim periods shown including normal recurring accruals. The results for the interim periods are not necessarily indicative of results for the full year. The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in our 2001 Annual Report on Form 10-K.

      We have reclassified certain amounts from prior year's data to conform to the 2002 presentation.

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intanigble assets at December 31, 2001 and 2000.

     Our other intangible assets consist of non-network software as follows:


                                                    As of March 31, 2002                As of December 31, 2001
                                -------------------------------------------------------------------------------
                                        Gross Carrying       Accumulated      Gross Carrying        Accumulated
(Dollars in Thousands)                          Amount      Amortization              Amount       Amortization
----------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)            $29,104            $8,748             $29,104             $7,531

     Intangible assets amortization expense was $1,217,000 for the quarter ended March 31, 2002. It is estimated to be $3,740,000 for the remainder of 2002, $4,690,000 in 2003, $4,010,000 in 2004, $3,430,000 in 2005 and $1,930,000 in
2006, related to our non-network software.

      Impairment or Disposal of Long-Lived Assets

      Effective January 1, 2002, we adopted SFAS No. 144. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

3.    Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

                           Verizon West Virginia Inc.
4.    Dividend

      On May 1, 2002 we declared and paid a dividend from Reinvested Earnings in the amount of $38,000,000 to Verizon Communications.

5.    Debt

      During March 2002, we recorded an extraordinary charge associated with the early extinguishment of $50,000,000 of 7 1/4% debentures due on February 1, 2013, which reduced net income by $450,000 (net of an income tax benefit of $311,000).

6.    Shareowner's Investment

                                                                           Common          Capital   Reinvested
(Dollars in Thousands)                                                      Stock          Surplus     Earnings
-------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                             $264,065          $11,642     $ 97,109
Net income                                                                                               40,082
Dividend declared to Verizon Communications                                                             (35,000)
Capital contribution from Verizon Communications                                               347
Other                                                                                           10
                                                                    ------------------------------------------------
Balance at March 31, 2002                                                $264,065          $11,999     $102,191
                                                                    ================================================

      Net income and comprehensive income were the same for the three months ended March 31, 2002 and 2001.

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

8.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. On January 1, 2002, Ventures III transferred assets back to us with an aggregate net book value of $2,224,000. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted certain cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $347,000 in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the assets to us. This reintegration did not have a material effect on our results of operations or financial condition.


9.    Employee Severance Costs

      In connection with the Bell Atlantic-GTE merger on June 30, 2000, we incurred charges associated with employee severance of $3,275,000. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who are entitled to benefits under pre-existing separation plans. During the fourth quarter of 2001, we recorded a special charge of $14,530,000, as recorded under SFAS No. 112 for the voluntary and involuntary separation of employees. The remaining severance liability under these programs as of March 31, 2002 is $11,767,000.

                           Verizon West Virginia Inc.

Item 2.  Management's Discussion and Analysis of Results of Operations
           (Abbreviated pursuant to General Instruction H(2).)

       This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.


RESULTS OF OPERATIONS
---------------------

      We reported net income of $40,082,000 for the three month period ended March 31, 2002, compared to net income of $36,452,000 for the same period in 2001.

Verizon Ventures III


       During 2000 and 2001, pursuant to one of the Federal Communications Commission's (FCC) requirements for the Bell Atlantic - GTE merger, we transferred our advanced data assets to Verizon Ventures III Inc. (Ventures III) in exchange for an ownership interest in Ventures III, which we accounted for under the equity method of accounting. In September 2001, the FCC issued an order eliminating this merger condition. On January 1, 2002, after required state regulatory approvals were obtained, these assets were transferred back to us and we surrendered our ownership in Ventures III. (See Note 8 to the Condensed Financial Statements.)

       This reintegration principally affected our comparison of Network access services revenues, Operations and support expenses, Other income and (expense), net, and the Provision for income taxes, as described below.


OPERATING REVENUES
------------------
(Dollars in Thousands)

                                               Three Months Ended March 31,
                                            ---------------------------------
                                                      2002              2001
-----------------------------------------------------------------------------
Local services                                    $ 99,511          $ 98,457
Network access services                             57,545            58,560
Long distance services                               5,026             6,191
Other services                                      11,090             9,497
                                            ---------------------------------
Total                                             $173,172          $172,705
                                            ==================================

      We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.


LOCAL SERVICES

      2002 - 2001                             Increase
-------------------------------------------------------------------------------
      Three Months                     $1,054           1.1%
-------------------------------------------------------------------------------

      Local service revenues are earned from the provision of local exchange, local private line, wire maintenance, voice messaging and value-added services. Value-added services are a family of services that expand the utilization of the network, including products such as Caller ID, Call Waiting and Return Call. The provision of local exchange services not only includes retail revenues, but also includes local wholesale revenues from unbundled network elements (UNEs), interconnection revenues from competitive local exchange carriers (CLECs), certain data transport revenues and wireless interconnection revenues.

                           Verizon West Virginia Inc.

       Local service revenues increased in the first three months of 2002 primarily due to higher customer demand and usage of our value-added, wire maintenance, directory assistance and private line services. Higher billings to CLECs for the purchase of UNEs also contributed to the increase in local service revenues.

      These increases were partially offset by the effect of lower demand and usage of our local exchange services, as reflected by a decrease in our switched access lines in service of 2.4% from March 31, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.


NETWORK ACCESS SERVICES

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                     $(1,015)         (1.7)%
-------------------------------------------------------------------------------

      Network access service revenues are earned from end-user subscribers and from long distance and other competing carriers who use our local exchange facilities to provide usage services to their customers. Switched access revenues are derived from fixed and usage-based charges paid by carriers for access to our local network. Special access revenues originate from carriers and end-users that buy dedicated local exchange capacity to support their private networks. End-user access revenues are earned from our customers and from resellers who purchase dial-tone services.

      Network access service revenues decreased in the first three months of 2002 primarily due to the price reductions associated with a federal price cap filing and other regulatory decisions. The impact of the slowing economy also affected network access revenues in 2002. These decreases were partially offset by higher customer demand for special access services, particularly for high-capacity, high-speed digital services and by the impact of the reintegration of Ventures III.


LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                     $(1,165)        (18.8)%
-------------------------------------------------------------------------------

      Long distance revenues are earned primarily from calls made to points outside a customer's local calling area, but within our service area (intraLATA toll). IntraLATA toll calls originate and terminate within the same LATA, but generally cover a greater distance than a local call. These services are regulated by the West Virginia Public Service Commission (WVPSC) except where they cross state lines. Other long distance services that we provide include 800 services and Wide Area Telephone Service (WATS).

      Long distance service revenues declined in the first three months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.


OTHER SERVICES

      2002 - 2001                                              Increase
-------------------------------------------------------------------------------
      Three Months                                      $1,593          16.8%
-------------------------------------------------------------------------------

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

      Other service revenues increased in the first three months of 2002 primarily due to a change in the allocation among affiliates of per call compensation for pay phone service.

                           Verizon West Virginia Inc.
OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                     $(5,784)         (8.1)%
-------------------------------------------------------------------------------

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

      The decrease in operations and support expenses was primarily attributable to lower employee costs associated with declining workforce levels, as well as lower overtime for repair and maintenance activity principally as a result of reduced volumes at our dispatch and call centers. Favorable pension plan income including gain amortization and a decrease in centralized services expenses allocated to us by Verizon Services primarily due to effective cost control measures also contributed to the decrease in operations and support expenses. An increase in the provision for uncollectible accounts receivable, salary and wage increases for employees and the reintegration of Ventures III partially offset the decline in operations and support expenses for the three months ended March 31, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                              Increase
-------------------------------------------------------------------------------
      Three Months                                      $1,646           4.9%
-------------------------------------------------------------------------------

      Depreciation expense is principally based on the composite group remaining life method and straight-line composite rates. This method provides for the recognition of the cost of the remaining net investment in telephone plant, less anticipated net salvage value, over the remaining asset lives. This method requires the periodic revision of depreciation rates.

      Depreciation and amortization expense increased in the first three months of 2002 principally due to growth in depreciable telephone plant and increased software amortization costs. This increase was partially offset by the effect of lower rates of depreciation.


OTHER RESULTS
-------------
(Dollars in Thousands)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                              Increase
-------------------------------------------------------------------------------
      Three Months                                        $894         113.7%
-------------------------------------------------------------------------------

       Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

                           Verizon West Virginia Inc.
INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
-------------------------------------------------------------------------------
      Three Months                                       $(805)        (16.3)%
-------------------------------------------------------------------------------

       Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense deceased in the first three months of 2002, over the same period in 2001, primarily as a result of lower rates of interest on short-term debt with an affiliate.


EFFECTIVE INCOME TAX RATES

      Three Months Ended March 31,
-------------------------------------------------------------------------------
      2002                                                      40.8%
-------------------------------------------------------------------------------
      2001                                                      41.4%
-------------------------------------------------------------------------------

       The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary items. Our effective income tax rate was lower for the three months ended March 31, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.


EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded an extraordinary charge associated with the early extinguishment of $50,000,000 of 7 1/4% debentures due on February 1, 2013, which reduced net income by $450,000 (net of an income tax benefit of $311,000).

      See Note 5 to the Condensed Financial Statements.

                           Verizon West Virginia Inc.

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

Recent Accounting Pronouncement

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with competitive local exchange carriers and other carriers to terminate calls on their network.

      On April 27, 2001, the FCC released an order addressing intercarrier compensation for dial-up connections for Internet-bound traffic. The FCC found that Internet-bound traffic is interstate and subject to the FCC's jurisdiction. Moreover, the FCC again found that Internet-bound traffic is not subject to reciprocal compensation under Section 251(b)(5) of the 1996 Act. Instead, the FCC established federal rates per minute for this traffic that decline from $0.0015 to $0.0007 over a three-year period. The FCC order also sets caps on the total minutes of this traffic that may be subject to any intercarrier compensation and requires that incumbent local exchange carriers must offer to pay reciprocal compensation for local traffic at the same rate as they are required to pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits:

                     Exhibit
                     Number
                     -------

                       12     Computation of Ratio of Earnings to Fixed Charges.

              (b) There were no Current Reports on Form 8-K filed during the quarter ended March 31, 2002.

                           Verizon West Virginia Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Verizon West Virginia Inc.




Date:  May 15, 2002                        By  /s/ Edwin F. Hall
                                              ----------------------------------
                                                   Edwin F. Hall
                                                   Principal Financial Officer
                                                   and Controller

        UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF MAY 8, 2002.