Form 10-Q
period 2002-06-30
VERIZON WEST VIRGINIA INC
filed 2002-08-14
CIK 19724

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-Q

                              ---------------------


(Mark one)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

                           Verizon West Virginia Inc.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                         CONDENSED STATEMENTS OF INCOME

                                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                                     ------------------------------ ---------------------------
(Dollars in Thousands) (Unaudited)                                         2002            2001           2002           2001
-------------------------------------------------------------------------------------------------------------------------------

OPERATING REVENUES
   (including $8,194, $16,427, $20,954 and $31,391 from affiliates)    $165,081        $176,107       $338,253       $348,812
                                                                     ----------------------------------------------------------
OPERATING EXPENSES
Operations and support (including $33,744, $32,850, $61,473 and
   $59,810 to affiliates)                                                88,861          71,536        154,177        142,636
Depreciation and amortization                                            35,257          34,597         70,557         68,251
                                                                     ----------------------------------------------------------
                                                                        124,118         106,133        224,734        210,887
                                                                     ----------------------------------------------------------

OPERATING INCOME                                                         40,963          69,974        113,519        137,925

OTHER INCOME AND (EXPENSE), NET
    (including $4, $(316), $44 and $(1,270) from affiliates)                159            (211)           267           (997)

INTEREST EXPENSE
    (including $828, $1,619, $1,466 and $3,736 to affiliate)              3,375           4,644          7,521          9,595
                                                                     ----------------------------------------------------------
INCOME BEFORE PROVISION FOR INCOME TAXES AND
   EXTRAORDINARY ITEM                                                    37,747          65,119        106,265        127,333

PROVISION FOR INCOME TAXES                                               15,422          26,584         43,408         52,346
                                                                     ----------------------------------------------------------

INCOME BEFORE EXTRAORDINARY ITEM                                         22,325          38,535         62,857         74,987

EXTRAORDINARY ITEM
Early extinguishment of debt, net of tax                                     --              --           (450)            --
                                                                     ----------------------------------------------------------
NET INCOME                                                             $ 22,325        $ 38,535       $ 62,407       $ 74,987
                                                                     ==========================================================


                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                            CONDENSED BALANCE SHEETS

                                     ASSETS
                                     ------

(Dollars in Thousands)                                                                   June 30, 2002       December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          (Unaudited)
CURRENT ASSETS
Short-term investments                                                                      $    5,650              $   16,300
Accounts receivable:
   Trade and other, net of allowances for uncollectibles of $29,894 and $15,922                120,261                 139,553
   Affiliates                                                                                   14,474                  16,634
Material and supplies                                                                            2,596                   1,522
Prepaid expenses                                                                                16,005                   3,467
Deferred income taxes                                                                            6,205                   2,328
Other                                                                                           17,327                  16,120
                                                                                    -------------------------------------------
                                                                                               182,518                 195,924
                                                                                    -------------------------------------------

PLANT, PROPERTY AND EQUIPMENT                                                                2,221,129               2,196,769
Less accumulated depreciation                                                                1,446,538               1,404,748
                                                                                    -------------------------------------------
                                                                                               774,591                 792,021
                                                                                    -------------------------------------------

PREPAID PENSION ASSET                                                                           71,365                  46,645
                                                                                    -------------------------------------------

OTHER ASSETS                                                                                    52,369                  58,358
                                                                                    -------------------------------------------

TOTAL ASSETS                                                                                $1,080,843              $1,092,948
                                                                                    ===========================================

                  See Notes to Condensed Financial Statements.

                          Verizon West Virginia, Inc.

                            CONDENSED BALANCE SHEETS

                     LIABILITIES AND SHAREOWNER'S INVESTMENT
                     ---------------------------------------

(Dollars in Thousands)                                                                June 30, 2002          December 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        (Unaudited)
CURRENT LIABILITIES
Debt maturing within one year:
   Note payable to affiliate                                                           $  170,020                 $   91,343
   Other                                                                                   50,021                         29
Accounts payable and accrued liabilities:
   Affiliates                                                                              29,275                     36,633
   Other                                                                                  106,535                    146,952
Other liabilities                                                                          35,231                     33,961
                                                                                 ----------------------------------------------
                                                                                          391,082                    308,918
                                                                                 ----------------------------------------------

LONG-TERM DEBT                                                                            100,007                    199,778
                                                                                 ----------------------------------------------

EMPLOYEE BENEFIT OBLIGATIONS                                                               95,405                     94,304
                                                                                 ----------------------------------------------

DEFERRED CREDITS AND OTHER LIABILITIES
Deferred income taxes                                                                      78,175                     64,790
Unamortized investment tax credits                                                          2,949                      3,165
Other                                                                                      50,645                     49,177
                                                                                 ----------------------------------------------
                                                                                          131,769                    117,132
                                                                                 ----------------------------------------------

SHAREOWNER'S INVESTMENT
Common stock - one share, owned by parent, at stated value                                264,065                    264,065
Capital surplus                                                                            11,999                     11,642
Reinvested earnings                                                                        86,516                     97,109
                                                                                 ----------------------------------------------
                                                                                          362,580                    372,816
                                                                                 ----------------------------------------------

TOTAL LIABILITIES AND SHAREOWNER'S INVESTMENT                                          $1,080,843                 $1,092,948
                                                                                 ==============================================

                  See Notes to Condensed Financial Statements.

                           Verizon West Virginia Inc.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                  Six Months Ended June 30,
                                                                                    --------------------------------------------
(Dollars in Thousands) (Unaudited)                                                              2002                   2001
--------------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 $   90,131             $  170,986
                                                                                    --------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in short-term investments                                                          10,650                  6,154
Capital expenditures                                                                         (50,853)              (102,218)
Investment in unconsolidated business                                                           (347)                    --
Other, net                                                                                      (564)                   115
                                                                                    --------------------------------------------
Net cash used in investing activities                                                        (41,114)               (95,949)
                                                                                    --------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Early extinguishment of debt                                                                 (50,000)                    --
Principal repayments of capital lease obligations                                                (18)                   (93)
Change in note payable to affiliate                                                           78,677                (24,869)
Dividends paid                                                                               (73,000)               (48,500)
Capital contribution from parent                                                                 347                     --
Net change in outstanding checks drawn
    on controlled disbursement accounts                                                       (5,023)                (1,575)
                                                                                    --------------------------------------------
Net cash used in financing activities                                                        (49,017)               (75,037)
                                                                                    --------------------------------------------

NET CHANGE IN CASH                                                                                --                     --

CASH, BEGINNING OF PERIOD                                                                         --                     --
                                                                                    --------------------------------------------

CASH, END OF PERIOD                                                                       $       --             $       --
                                                                                    ============================================

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

2.    Adoption of New Accounting Standards

      Goodwill and Other Intangible Assets

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. This impairment test uses a fair value approach rather than the undiscounted cash flows approach previously required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The goodwill impairment test under SFAS No. 142 requires a two-step approach, which is performed at the reporting unit level, as defined in SFAS No. 142. Step one identifies potential impairments by comparing the fair value of the reporting unit to its carrying amount. Step two, which is only performed if there is a potential impairment, compares the carrying amount of the reporting unit's goodwill to its implied value, as defined in SFAS No. 142. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 142 did not impact our results of operations or financial position because we had no goodwill or indefinite-lived intangible assets at December 31, 2001 and 2000.

      Our other intangible assets consist of non-network software as follows:

                                                                       As of June 30, 2002             As of December 31, 2001
                                                        -----------------------------------------------------------------------
                                                          Gross Carrying       Accumulated    Gross Carrying       Accumulated
(Dollars in Thousands)                                            Amount      Amortization            Amount      Amortization
-------------------------------------------------------------------------------------------------------------------------------
Non-network software (3 to 7 years)                              $29,668            $9,973           $29,104            $7,531

      Intangible assets amortization expense was $1,225,000 for the three months ended June 30, 2002 and $2,442,000 for the six months ended June 30, 2002. It is estimated to be $2,457,000 for the remainder of 2002, $4,915,000 in 2003, $4,574,000 in 2004, $3,242,000 in 2005 and $2,440,000 in 2006, related to our non-network software.

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

                           Verizon West Virginia Inc.

3.    Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

4.    Dividend

      On August 1, 2002 we declared and paid a dividend from Reinvested Earnings in the amount of $41,000,000 to Verizon Communications.

5.    Debt

      During March 2002, we recorded an extraordinary charge associated with the early extinguishment of $50,000,000 of 7 1/4% debentures due on February 1, 2013, which reduced net income by $450,000 (net of an income tax benefit of $311,000).

6.    Shareowner's Investment

                                                                               Common              Capital       Reinvested
(Dollars in Thousands)                                                          Stock              Surplus         Earnings
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                                                 $264,065              $11,642          $97,109
Net income                                                                                                           62,407
Dividends declared to Verizon Communications                                                                        (73,000)
Capital contribution from Verizon Communications                                                       347
Other                                                                                                   10
                                                                        ----------------------------------------------------
Balance at June 30, 2002                                                     $264,065              $11,999          $86,516
                                                                        ====================================================

      Net income and comprehensive income were the same for the six months ended June 30, 2002 and 2001.

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

      Several regulatory matters may require us to refund to customers a portion of the revenues collected in the current and prior periods. The outcome of each pending matter, as well as the time frame within which each matter will be resolved, is not presently determinable.

      Regulatory conditions to the Bell Atlantic - GTE merger include commitments to, among other things, promote competition and the widespread deployment of advanced services, while helping to ensure that consumers continue to receive high-quality, low cost telephone services. In some cases, there are significant penalties associated with not meeting these commitments. The cost of satisfying these commitments could have a significant impact on net income in future periods.

8.    Investment in Verizon Ventures III Inc.

      In December 2000, we transferred certain advanced data assets to an affiliated company, Verizon Ventures III Inc. (Ventures III) in exchange for common stock of Ventures III. This transfer was done to satisfy a condition of the Federal Communications Commission's (FCC) approval of the Bell Atlantic - GTE merger, which required the provision of advanced data services through a separate affiliate. Throughout 2000 and 2001, we continued to invest in Ventures III through the transfer of additional assets. As a result of the transfers, we acquired an ownership interest in Ventures III, which we accounted for under the equity method of accounting.

      In September 2001, the FCC issued an order eliminating this merger condition. Following the FCC order, we made necessary filings with our state regulatory commission for approval of the transfer of these assets back to us. On January 1, 2002, after required state regulatory approvals were obtained, Ventures III transferred assets back to us with an aggregate net book value of $2,224,000. In consideration of the transfer of these assets, we have surrendered our common stock in Ventures III and remitted cash compensation.

      In connection with this reintegration, we received a capital contribution from our parent of $347,000 in the first quarter of 2002. This equity was immediately contributed to Ventures III. No gain or loss was recognized as a result of the reintegration of the advanced data assets to us. This reintegration did not have a material effect on our results of operations or financial condition.

9.    Employee Severance and Other Items

      In connection with the Bell Atlantic - GTE merger on June 30, 2000, we incurred charges associated with employee severance of $3,275,000. These costs, as recorded under SFAS No. 112, "Employers' Accounting for Postemployment Benefits," represent the benefit costs for the separation of management employees who were entitled to benefits under pre-existing separation plans. As of June 30, 2002, the severances in connection with the Bell Atlantic - GTE merger are complete.

     During the fourth quarter of 2001, we recorded a charge of $14,530,000 for the voluntary and involuntary separation of employees in accordance with SFAS No. 112. During the second quarter of 2002, we recorded a charge of $8,060,000 associated with employee severance and related pension enhancements. The charge included severance benefits of $5,460,000 as recorded under SFAS No. 112 and related pension enhancements of $2,600,000. As of June 30, 2002, a total of approximately 150 employees have been separated under the 2001 and 2002 severance programs, excluding a significant number of voluntary separations that were not processed by June 30, 2002. The remaining severance liability relating to these programs is $16,441,000, which includes future payments to employees separated as of June 30, 2002. We expect to complete the severance programs within a year of when the charge was recorded.

      Also, in the second quarter of 2002, we recorded a pension settlement gain of $6,400,000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

      In addition, during the second quarter of 2002, we recorded an impairment charge of $4,500,000 driven by our financial statement exposure of WorldCom Inc.

                           Verizon West Virginia Inc.

Item 2. Management's Discussion and Analysis of Results of Operations (Abbreviated pursuant to General Instruction H(2).)

        This discussion should be read in conjunction with the Condensed Financial Statements and Condensed Notes to Financial Statements.

RESULTS OF OPERATIONS
---------------------

        We reported net income of $62,407,000 for the six month period ended June 30, 2002, compared to net income of $74,987,000 for the same period in 2001. Our reported results for the first half of 2002 included the following special items:

Employee Severance and Other Items

        During the second quarter of 2002, we recorded a charge of $8,060,000 associated with employee severance and related pension enhancements. The charge included severance benefits of $5,460,000 as recorded under Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits," and related pension enhancements of $2,600,000.

        Also, in the second quarter of 2002, we recorded a pension settlement gain of $6,400,000 as a result of pension plan distributions which surpassed the sum of service cost and interest cost during the year. Settlements of pension obligations and special termination benefits are recorded in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Pension Plans and for Termination Benefits."

        In addition, during the second quarter of 2002, we recorded an impairment charge of $4,500,000 driven by our financial statement exposure of WorldCom Inc.

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

OPERATING REVENUES
------------------
(Dollars in Thousands)

                                                      Six Months Ended June 30,
                                            ------------------------------------
                                                        2002               2001
--------------------------------------------------------------------------------
Local services                                      $199,057           $197,581
Network access services                              108,539            120,087
Long distance services                                 9,867             11,953
Other services                                        20,790             19,191
                                             -----------------------------------
Total                                               $338,253           $348,812
                                             ===================================

        We recognize service revenues based upon usage of our local exchange network and facilities and contract fees. We recognize product and other service revenues when the products are delivered and accepted by the customers and when services are provided in accordance with contract terms.

                           Verizon West Virginia Inc.

LOCAL SERVICES

      2002 - 2001                                              Increase
--------------------------------------------------------------------------------
      Six Months                                        $1,476             .7%
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

         Local service revenues increased in the first six months of 2002 primarily due to higher customer demand and usage of our value-added and wire maintenance services. Higher billings to CLECs for the purchase of UNEs also contributed to the increase in local service revenues.

         These increases were substantially offset by the effect of lower demand and usage of some local exchange services, as reflected by a decrease in our switched access lines in service of 3.1% from June 30, 2001. This decrease primarily reflects the impact of the economic slowdown and competition. Technology substitution has also affected local service revenue growth, as indicated by lower demand for residential access lines.


NETWORK ACCESS SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                      $(11,548)         (9.6)%
--------------------------------------------------------------------------------

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

         Network access service revenues decreased in the first six months of 2002 primarily due to the price reductions associated with a federal price cap filing and other regulatory decisions. In addition, the impact of the slowing economy, as reflected by a decline in minutes of use from carriers and CLECs, also contributed to the decrease in network access service revenue growth in the first half of 2002. These decreases were partially offset by the reintegration of Ventures III.


LONG DISTANCE SERVICES

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                       $(2,086)        (17.5)%
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

         Long distance service revenues declined in the first six months of 2002 primarily due to competition and the effects of toll calling discount packages and product bundling offers of our intraLATA toll services. Technology substitution and the slowing economy also affected long distance service revenue growth.

                           Verizon West Virginia Inc.

OTHER SERVICES

      2002 - 2001                                            Increase
--------------------------------------------------------------------------------
      Six Months                                       $1,599            8.3%
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

         Other service revenues increased in the first six months of 2002 primarily due to a change in the allocation among affiliates of per call compensation for pay phone service.


OPERATING EXPENSES
------------------
(Dollars in Thousands)


OPERATIONS AND SUPPORT

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Six Months                                       $11,541           8.1%
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

         The increase in operations and support expenses was primarily attributable to an increase in the provision for uncollectible accounts receivable, as well as employee severance and related pension enhancement costs recorded in the second quarter of 2002. Salary and wage increases for employees and the reintegration of Ventures III also contributed to the increase in operations and support expenses. These increases were partially offset by the effect of pension settlement gains recorded in the second quarter of 2002 associated with lump-sum settlements of pension obligations for some former employees. Effective cost control measures, lower employee costs associated with declining workforce levels and lower employee overtime pay further offset the increase in operations and support expenses for the six months ended June 30, 2002.


DEPRECIATION AND AMORTIZATION

      2002 - 2001                                            Increase
--------------------------------------------------------------------------------
      Six Months                                       $2,306            3.4%
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

         Depreciation and amortization expense increased in the first six months of 2002 primarily due to growth in depreciable telephone plant and, to a lesser extent, increased software amortization costs. These increases were partially offset by the effect of lower rates of depreciation.

                           Verizon West Virginia Inc.

OTHER RESULTS
-------------
(Dollars in Thousands)


OTHER INCOME AND (EXPENSE), NET

      2002 - 2001                                             Increase
--------------------------------------------------------------------------------
      Six Months                                        $1,264         126.8%
--------------------------------------------------------------------------------

      Other income and (expense), net includes equity income (losses), interest income and other nonoperating income and expense items. As a result of the reintegration of Ventures III on January 1, 2002, we no longer recognize equity income (losses) from this investment.

      The increase in other income and (expense), net, was primarily attributable to the effect of equity losses recognized in 2001 from our investment in Ventures III.

INTEREST EXPENSE

      2002 - 2001                                             (Decrease)
--------------------------------------------------------------------------------
      Six Months                                       $(2,074)       (21.6)%
--------------------------------------------------------------------------------

      Interest expense includes costs associated with borrowing and capital leases, net of capitalized interest costs. We capitalize interest associated with the acquisition or construction of plant assets. Capitalized interest is reported as a cost of plant and a reduction in interest expense.

      Interest expense deceased in the first six months of 2002, over the same period in 2001, primarily as a result of lower interest rates on short-term debt with an affiliate and the effect of lower levels of long-term debt. These decreases were partially offset by lower capitalized interest costs resulting from lower levels of average telephone plant under construction.

EFFECTIVE INCOME TAX RATES

      Six Months Ended June 30,
--------------------------------------------------------------------------------
      2002                                                      40.8%
--------------------------------------------------------------------------------
      2001                                                      41.1%
--------------------------------------------------------------------------------

      The effective income tax rate is the provision for income taxes as a percentage of income before provision for income taxes and extraordinary item. Our effective income tax rate was lower for the six months ended June 30, 2002, compared to the same period in 2001, primarily due to the effect of equity losses associated with our investment in Ventures III, which were recorded in 2001, for which we did not recognize income tax benefits.

EARLY EXTINGUISHMENT OF DEBT

      During March 2002, we recorded an extraordinary charge associated with the early extinguishment of $50,000,000 of 7 1/4% debentures due on February 1, 2013, which reduced net income by $450,000 (net of an income tax benefit of $311,000).

      See Note 5 to the Condensed Financial Statements.

                           Verizon West Virginia Inc.

OTHER MATTERS
-------------

In-Region Long Distance

      Under the Telecommunications Act of 1996, our ability to offer in-region long distance services (that is, services originating in the state where we operate as a local exchange carrier) is largely dependent on satisfying specified requirements. The requirements include a 14-point "competitive checklist" of steps which we must take to help competitors offer local services through resale, through purchase of UNEs, or by interconnecting their own networks to ours. We must also demonstrate to the FCC that entry into the in-region long distance market would be in the public interest.

      We have filed a state application for support of our anticipated application with the FCC for permission to enter the in-region long distance market in West Virginia. In-region long distance would be offered by a separate non-regulated subsidiary of Verizon Communications Inc. as required by law.

Recent Accounting Pronouncements

      Asset Retirement Obligations

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard provides the accounting for the cost of legal obligations associated with the retirement of long-lived assets. SFAS No. 143 requires that companies recognize the fair value of a liability for asset retirement obligations in the period in which the obligations are incurred and capitalize that amount as a part of the book value of the long-lived asset. That cost is then depreciated over the remaining life of the underlying long-lived asset. We are required to adopt SFAS No. 143 effective January 1, 2003. We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

      Debt Extinguishment

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145, among other things, eliminates the requirement that all gains and losses on the extinguishment of debt must be classified as extraordinary items on the income statement, thereby permitting the classification of such gains and losses as extraordinary items only if the criteria of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," are met. We are required to adopt this provision of SFAS No. 145 no later than January 1, 2003 and upon adoption we will reclassify in our statements of income previously reported extraordinary charges for the early extinguishment of debt to income from continuing operations.

      Exit or Disposal Activities

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This standard addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." EITF Issue No. 94-3 required accrual of liabilities related to exit and disposal activities at a plan (commitment) date. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this standard are effective for exit or disposal activities that are initiated after December 31, 2002.

Compensation for Internet Traffic

      We continue to incur expenditures related to reciprocal compensation arrangements with CLECs and other carriers to terminate calls on their network.

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

                           Verizon West Virginia Inc.

pay on Internet-bound traffic. On May 3, 2002 the U.S. Court of Appeals for the D.C. Circuit remanded the April 27, 2001 FCC order for further proceedings. It did not vacate the interim pricing rules established in that order and they remain in effect.

      Several parties, including Pac-West Telecomm and Focal Communications Corp. have requested rehearing, asking the court to vacate the underlying order. A decision on the rehearing petitions remains pending, and the FCC's underlying order remains in effect.

                           Verizon West Virginia Inc.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There were no proceedings reportable under this Item.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

                Exhibit
                Number
                -------
                   3b       Amended Bylaws of Verizon West Virginia Inc.
                   12       Computation of Ratio of Earnings to Fixed Charges.

           (b) There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2002.

                           Verizon West Virginia Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Verizon West Virginia Inc.




Date:  August 14, 2002               By  /s/ Edwin F. Hall
                                         ---------------------------------------
                                             Edwin F. Hall
                                             Controller

      UNLESS OTHERWISE INDICATED, ALL INFORMATION IS AS OF AUGUST 7, 2002.

                                 EXHIBIT INDEX


       Exhibit
       Number
       -------
            3b    Amended Bylaws of Verizon West Virginia Inc.
            12    Computation of Ratio of Earnings to Fixed Charges.